Form 10-Q
period 2015-09-30
CNX Coal Resources LP
filed 2015-11-03
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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
Yes  ☒    No  ☐
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
Yes  ☐    No  ☒
CNX Coal Resources LP had 11,611,067 common units, 11,611,067 subordinated units and a 2% general partner interest outstanding at October 31, 2015.

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Coal Revenue	$64,635	$75,928	$205,321	$245,333
Freight Revenue	242	156	1,257	2,986
Miscellaneous Other Income	264	58	615	7,269
Gain on Sale of Assets	11	3	36	120
Total Revenue and Other Income	65,152	76,145	207,229	255,708

Operating and Other Costs [1]	34,167	45,628	111,783	130,544
Royalties and Production Taxes	2,554	3,227	8,296	10,955
Selling and Direct Administrative Expenses [2]	1,236	1,583	3,848	5,012
Depreciation, Depletion and Amortization	8,431	8,913	26,696	24,873
Freight Expense	242	156	1,257	2,986
General and Administrative Expenses [3]	1,969	2,623	6,762	9,595
Interest Expense [4]	1,888	2,190	6,597	4,709
Total Costs	50,487	64,320	165,239	188,674
Net Income	$14,665	$11,825	$41,990	$67,034

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources [5]	$14,683	N/A	$14,683	N/A
Less: General Partner Interest in Net Income	294	N/A	294	N/A
Limited Partner Interest in Net Income	$14,389	N/A	$14,389	N/A

Net Income per Limited Partner Unit - Basic	$0.62	N/A	$0.62	N/A
Net Income per Limited Partner Unit - Diluted	$0.62	N/A	$0.62	N/A

Limited Partner Units Outstanding - Basic	23,222,134	N/A	23,222,134	N/A
Limited Partner Units Outstanding - Diluted	23,222,592	N/A	23,222,592	N/A

Cash Distributions Declared per Unit [6]	$0.4791	N/A	$0.4791	N/A

1 Related Party of $1,680 and $3,321 for the three months ended and $3,468 and $10,357 for the nine months ended September 30, 2015 and September 30, 2014, respectively.
2 Related Party of $1,034 and $1,411 for the three months ended and $3,297 and $4,530 for the nine months ended September 30, 2015 and September 30, 2014, respectively.
3 Related Party of $2,027 and $2,718 for the three months ended and $6,747 and $9,595 for the nine months ended September 30, 2015 and September 30, 2014, respectively.
4 Related Party of $2,424 for the three months ended September 30, 2014 and $4,840 and $7,111 for the nine months ended September 30, 2015 and September 30, 2014, respectively.
5 Reflective of general and limited partner interest in net income since closing of Initial Public Offering. See Note 2 - Initial Public Offering.
6 Represents the cash distributions declared related to the period presented. See Note 16 - Subsequent Events

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$14,665	$11,825	$41,990	$67,034
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	(12)	(358)	(1,401)	(1,072)

Other Comprehensive Income (Loss)	(12)	(358)	(1,401)	(1,072)

Comprehensive Income	$14,653	$11,467	$40,589	$65,962

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$3,004	$3
Trade Receivables	23,151	—
Other Receivables	412	384
Inventories	12,656	10,639
Prepaid Expenses	5,028	3,922
Total Current Assets	44,251	14,948
Property, Plant and Equipment:
Property, Plant and Equipment	687,775	686,593
Less—Accumulated Depreciation, Depletion and Amortization	312,576	287,707
Total Property, Plant and Equipment—Net	375,199	398,886
Other Assets:
Other	11,394	4,977
Total Other Assets	11,394	4,977
TOTAL ASSETS	$430,844	$418,811

CNX COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$15,302	$15,782
Accounts Payable—Related Party	1,188	—
Current Portion of Long Term Notes—Related Party	—	17,931
Current Portion of Long Term Debt—Other	344	330
Other Accrued Liabilities	39,981	35,502
Total Current Liabilities	56,815	69,545
Long-Term Debt:
Revolver, net of debt issuance and financing fees (Note 9)	175,873	—
Long-Term Notes Payable—Related Party	—	160,831
Advanced Royalty Commitments	278	278
Capital Lease Obligations	85	51
Total Long-Term Debt	176,236	161,160
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	5,279
Pneumoconiosis Benefits	1,422	1,250
Workers’ Compensation	3,219	2,381
Asset Retirement Obligations	7,450	7,961
Other	605	609
Total Deferred Credits and Other Liabilities	12,696	17,480
TOTAL LIABILITIES	245,747	248,185
Partners' Capital:
Common Units (11,611,067 Units Outstanding at September 30, 2015)	155,596	—
Subordinated Units (11,611,067 Units Outstanding at September 30, 2015)	7,502	—
General Partner Interest	13,135	—
Parent Net Investment	—	139,259
Accumulated Other Comprehensive Income	8,864	31,367
Total Partners' Capital	185,097	170,626
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$430,844	$418,811

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(Dollars in thousands)

		Limited Partners
	Parent Net Investment	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2014	$139,259	$—	$—	$—	$31,367	$170,626
(unaudited)
Net Income Attributable from January 1, 2015 to July 6, 2015	27,307	—	—	—	—	27,307
Net Working Capital Advances to Partnership	(21,585)	—	—	—	—	(21,585)
Assets and Liabilities Contributed/Distributed	210,906	—	—	—	(21,102)	189,804
Deemed Distribution to Partnership	(355,887)	28,449	314,597	12,841	—	—
Issuance of Common Units to Public, Net of Offering Costs	—	148,359	—	—	—	148,359
Distribution of Proceeds	—	(28,421)	(314,290)	—	—	(342,711)
Net Income Attributable to the Partnership	—	7,194	7,195	294	—	14,683
Unit Based Compensation	—	15	—	—	—	15
Actuarially determined long-term liability adjustments	—	—	—	—	(1,401)	(1,401)
Balance at September 30, 2015	$—	$155,596	$7,502	$13,135	$8,864	$185,097

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$41,990	$67,034
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	26,696	24,873
Gain on Sale of Assets	(36)	(120)
Unit Based Compensation	15	—
Amortization of Mineral Leases	305	229
Changes in Operating Assets:
Accounts and Notes Receivable	(23,179)	(85)
Inventories	(2,017)	(591)
Prepaid Expenses	(1,106)	(61)
Changes in Other Assets	88	(1,075)
Changes in Operating Liabilities:
Accounts Payable	(951)	(4,704)
Accounts Payable—Related Party	1,188	—
Other Operating Liabilities	4,479	2,974
Changes in Other Liabilities	(631)	238
Other	193	255
Net Cash Provided by Operating Activities	47,034	88,967
Cash Flows from Investing Activities:
Capital Expenditures	(20,588)	(57,300)
Proceeds from Sales of Assets	56	15,204
Net Cash Used in Investing Activities	(20,532)	(42,096)
Cash Flows from Financing Activities:
Proceeds from Miscellaneous Borrowings	4,804	4,686
Proceeds from Revolver, Net of Payments	180,000	—
Proceeds from Issuance of Common Units, Net of Offering Costs	148,359	—
Distribution of Proceeds	(342,711)	—
Debt Issuance and Financing Fees	(4,329)	—
Net Change in Parent Advances	(9,624)	(51,555)
Net Cash Used In Financing Activities	(23,501)	(46,869)
Net Increase in Cash	3,001	2
Cash at Beginning of Period	3	3
Cash at End of Period	$3,004	$5

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS:

Description of Business:

CNX Coal Resources LP (together with its subsidiaries, the “Partnership”) was formed by CONSOL Energy Inc. (“CONSOL Energy") in March 2015 as a Delaware limited partnership.  Upon completion of the Partnership’s initial public offering on July 7, 2015 (“IPO”), CONSOL Energy contributed to the Partnership a 20% undivided interest in the combined assets, liabilities, revenues and expenses of CONSOL Pennsylvania Coal Company LLC ("CPCC") and Conrhein Coal Company ("Conrhein"). CPCC and Conrhein's assets and associated liabilities consist of the (i) Pennsylvania mining complex located in southwestern Pennsylvania, comprised of the Bailey mine, Enlow Fork mine and Harvey mine; (ii) coal reserves and properties associated with the Pennsylvania mining complex; and (iii) the preparation plant, facilities, equipment and other infrastructure associated with the Pennsylvania mining complex. The accompanying financial statements and related notes include a 20% undivided interest in the assets, liabilities and results of operations of CPCC and Conrhein, presented on a proportionate basis, as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014. As used in these financial statements, the terms "we," "our," "us," or like terms refer to the Partnership with respect to its 20% undivided interest in CPCC and Conrhein's combined assets, liabilities, revenues and expenses. References in these financial statements to "CONSOL Energy" refer collectively to CONSOL Energy Inc. and its consolidated subsidiaries, other than the Partnership.

Basis of Presentation:

The accompanying Unaudited Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For the nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014, these Unaudited Consolidated Financial Statements were prepared from separate records maintained by CONSOL Energy, CPCC and Conrhein and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if CPCC and Conrhein had been operated as unaffiliated entities.

The balance sheet at December 31, 2014 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by U.S. GAAP for complete financial statements. For further information, refer to the Combined Financial Statements and related notes for the year ended December 31, 2014 included in the Partnership’s prospectus dated June 30, 2015 and filed with the Securities and Exchange Commission ("SEC") on July 1, 2015 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the "Prospectus").

As these Unaudited Consolidated Financial Statements represent the combination of two separate legal entities wholly owned by CONSOL Energy, the net assets of the Partnership have been presented as a Parent Net Investment. Parent Net Investment is primarily comprised of the Partnership’s undivided interest in (i) CONSOL Energy’s initial investment in CPCC and Conrhein(and any subsequent adjustments thereto); (ii) the accumulated net earnings; (iii) net transfers to or from CONSOL Energy, including those related to cash management functions performed by CONSOL Energy; (iv) non-cash changes in financing arrangements, including the conversion of certain related party liabilities into Parent Net Investment; and (v) corporate cost allocations. Transactions between the Partnership and CONSOL Energy or CONSOL Energy’s other subsidiaries have been identified in the financial statements as transactions between related parties.

Reclassifications:

Certain amounts have been reclassified to conform with the current reporting classifications with no effect on previously reported net income or partners' capital.

Other Comprehensive Income:

Changes in Accumulated Other Comprehensive Income by component were as follows:

Postretirement Benefits
Balance at December 31, 2014	$31,367
Other comprehensive income before reclassifications	4,553
Amounts reclassified from accumulated other comprehensive income	(5,954)
Other comprehensive income	(1,401)
OPEB accumulated other comprehensive income retained by CONSOL Energy (Note 10)	(21,102)
Balance at September 30, 2015	$8,864

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Actuarially Determined Long-Term Liability Adjustments
Amortization of prior service costs	$(796)	$(466)	$(6,962)	$(1,399)
Recognized net actuarial loss	72	109	1,008	328
Curtailment gain	—	(2,042)	—	(2,042)
Total	$(724)	$(2,399)	$(5,954)	$(3,113)

Recent Accounting Pronouncements:

In February 2015, the Financial Accounting Standards Board ("FASB") issued Update 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis. The objective of the amendments in this update is to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update affect the following areas: (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. Current U.S. GAAP includes different requirements for performing a consolidation analysis if, among other factors, the entity under evaluation is any one of the following: (1) a legal entity that qualifies for the indefinite deferral of Statement 167; (2) a legal entity that is within the scope of Statement 167; and (3) a limited partnership or similar legal entity that is considered a voting interest entity. Under the amendments in this update, all reporting entities are within the scope of Subtopic 810-10, Consolidation-Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. Overall, the amendments in this update are an improvement to current U.S. GAAP because they simplify the Codification and reduce the number of consolidated models through the elimination of the indefinite deferral of Statement 167 and because they place more emphasis on risk of loss when determining a controlling financial interest. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Management is currently evaluating the impact this guidance may have on the Partnership's financial statements.

In April 2015, the FASB issued update 2015-03 - Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update is part of the FASB's initiative to reduce complexity in accounting standards (the Simplification Initiative). The FASB received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discounts and premiums creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards ("IFRS"), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify the presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued update 2015-15 Amendment to Interest-Imputation of Interest (Subtopic 835-30). This amendment clarifies that, in relation to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratable over the term of the line-of-credit arrangement. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The Partnership has elected to early adopt, which did not have a material impact on the Partnership's financial statements, see Note 9 - Debt.

In April 2015, the FASB issued update 2015-06 - Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The objective of this update is to address the diversity in practice in relation to presentation of historical earnings per unit for periods before the date of a dropdown transaction that occurs after formation of a master limited partnership. Some reporting entities recalculate previously reported earnings per unit by allocating the earnings (losses) of the transferred business that occurred in periods before the date of the dropdown transaction to the general partner, limited partners, and incentive distribution rights holders on a hypothetical basis and treat their rights to those earnings (losses) in a manner that is consistent with their contractual rights immediately after the dropdown transaction has occurred. Other reporting entities allocate the earnings (losses) of the transferred business that occurred in periods before the date of the dropdown transaction entirely to the general partner and do not adjust previously reported earnings per unit of the limited partners. The amendments in this update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this update should be applied retrospectively for all financial statements presented and are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted. Management believes adoption of this new guidance will not have a material impact on the Partnership's financial statements.
In May 2014, the FASB issued Update 2014-09 - Revenue from Contracts with Customers (Topic 606). The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. Management is currently evaluating the impact this guidance may have on the Partnership's financial statements.

NOTE 2—INITIAL PUBLIC AND CONCURRENT PRIVATE PLACEMENT OFFERING:

The Transaction

On July 1, 2015, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “CNXC”. On July 7, 2015, the following transactions occurred in conjunction with the Partnership completing the IPO.

CONSOL Energy

In connection with the IPO, the Partnership issued 1,050,000 common units (including 188,933 common units issued upon the expiration of the underwriters' option to purchase additional common units), and 11,611,067 subordinated units to CONSOL Energy, representing a 53.4% limited partner interest in us, and issued a 2.0% general partner interest in us and all of our incentive distribution rights to our general partner. In connection with these issuances of common and subordinated units and other ownership interests, we relied upon the “private placement” exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof and, accordingly, the common and subordinated units and other ownership interests issued to CONSOL Energy were not registered under the Securities Act. The partnership also entered into an operating agreement, employee services agreement, contract agency agreement, terminal and throughput agreement, cooperation and safety agreement, water supply and services agreement, omnibus agreement and contribution agreement with CONSOL Energy.

Concurrent Private Placement

In connection with the IPO, Greenlight Capital and certain of its affiliates entered into a common unit purchase agreement with us to purchase 5,000,000 common units at a price per unit equal to $15.00 equating to $75,000 in gross proceeds. In connection with our issuance and sale of common units pursuant to the Concurrent Private Placement, we relied upon the “private placement” exemption from the Securities Act, provided by Section 4(a)(2) thereof and, accordingly, the common units issued to Greenlight Capital were not registered under the Securities Act. We distributed all of the proceeds from the Concurrent Private Placement to CONSOL Energy.

Initial Public Offering

As part of the IPO, we sold 5,000,000 common units to the public at a price per unit equal to $15.00 ($14.10 per unit net of underwriting discount) equating to gross proceeds of $75,000. After the deduction of the underwriting discount and structuring fees of $5,500 and offering expenses of approximately $4,052, the net proceeds contributed to the Partnership were approximately $65,448. We granted the underwriters a 30-day option to purchase up to 750,000 common units from us at the IPO price, less the underwriter discount, if the underwriters sold more than 5,000,000 common units. The underwriters partially exercised this option and sold an additional 561,067 common units to the public at $15.00 ($14.10 per unit net of underwriting discount) equating to additional net proceeds of $7,911. We distributed $70,711 of net proceeds from the IPO to CONSOL Energy. The remaining 188,933 common units that the underwriters did not exercise under their option, were issued to CONSOL Energy.

Revolving Credit Facility

In connection with the IPO, we entered into a $400,000 senior secured revolving credit facility with certain lenders and PNC Bank, National Association, as administrative agent (“PNC Bank N.A.”). Obligations under our revolving credit facility are guaranteed by certain of our subsidiaries (the“guarantor subsidiaries”) and are secured by substantially all of our and our subsidiaries’ assets pursuant to a security agreement and various mortgages. CONSOL Energy is not a guarantor of our revolving credit facility.

Borrowings under our revolving credit facility may be used by us to fund cash distributions, make capital expenditures, pay fees and expenses related to our revolving credit facility and for general partnership purposes. In connection with the completion of the IPO and our entry into our revolving credit facility, we made an initial draw of $200,000 and paid $3,000 in origination fees with net proceeds of $197,000 which were distributed to CONSOL Energy.

Use of Proceeds

In connection with the IPO, we used the net proceeds from the IPO, the proceeds from the Concurrent Private Placement and net borrowings under our revolving credit facility to make a distribution of $342,711, including $4,352 of offering and structure fees, to CONSOL Energy. The Partnership retained cash of $7,000. Based on the IPO price of $15.00 per common unit, the aggregate value of the common units and subordinated units that were issued to CONSOL Energy in connection with the completion of the IPO was approximately $189,916.

NOTE 3—NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST:
The Partnership allocates net income among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income to our limited partners and our general partner in accordance with the terms of our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners and our general partner in accordance with the terms of our partnership agreement. We allocate any distributions in excess of earnings for the period to our general partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the incentive distribution rights, as set forth in the partnership agreement.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method.
    The following table illustrates the Partnership's calculation of net income per unit for common and subordinated partner units (in thousands, except for per unit information):

	September 30, 2015
	Three Months Ended	Nine Months Ended
Net Income	$14,665	$41,990
Less: Net (Loss) Income Attributable to CONSOL Energy, Pre-IPO	(18)	27,307
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources	$14,683	$14,683
Less: General Partner Interest in Net Income	294	294
Limited Partner Interest in Net Income	$14,389	$14,389

Net Income Allocable to Common Units	$7,194	$7,194
Net Income Allocable to Subordinated Units	7,195	7,195
Limited Partner Interest in Net Income	$14,389	$14,389

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	11,611,067	11,611,067
Subordinated Units	11,611,067	11,611,067
Total	23,222,134	23,222,134
Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	11,611,525	11,611,525
Subordinated Units	11,611,067	11,611,067
Total	23,222,592	23,222,592

Net Income Per Limited Partner Unit - Basic and Diluted
Common Units	$0.62	$0.62
Subordinated Units	$0.62	$0.62

NOTE 4—ACQUISITIONS AND DISPOSITIONS:

In March 2014, CPCC completed a sale-leaseback of longwall shields for the Harvey mine. Cash proceeds for the sale offset the basis of $15,071; therefore, no gain or loss was recognized on the sale. The five-year lease has been accounted for as an operating lease.
NOTE 5—MISCELLANEOUS OTHER INCOME:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Right of way sales	$260	$—	$487	$291
Coal contract buyout	—	—	—	6,000
Litigation	—	—	—	855
Other	4	58	128	123
Total Miscellaneous Other Income	$264	$58	$615	$7,269
NOTE 6—INVENTORIES:

	September 30, 2015	December 31, 2014
Coal	$3,637	$1,718
Supplies	9,019	8,921
Total Inventories	$12,656	$10,639

Inventories are stated at the lower of cost or market. The cost of coal inventories is determined by the first-in, first-out (FIFO) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion and amortization, and other related costs.
NOTE 7—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2015	December 31, 2014
Coal and other plant and equipment	$453,213	$441,933
Coal properties and surface lands	95,725	107,158
Airshafts	69,683	68,855
Mine development	65,231	65,340
Coal advance mining royalties	3,923	3,307
Total property, plant and equipment	687,775	686,593
Less: Accumulated depreciation, depletion and amortization	312,576	287,707
Total Net Property, Plant and Equipment	$375,199	$398,886

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

As of September 30, 2015 and December 31, 2014, property, plant and equipment includes gross assets under capital lease of $383 and $333, respectively. Accumulated amortization for capital leases was $254 and $252 at September 30, 2015 and December 31, 2014, respectively. Amortization expense for assets under capital leases approximated $12 and $6 for the three months ended and $30 and $16 for the nine months ended September 30, 2015 and September 30, 2014, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.

NOTE 8—OTHER ACCRUED LIABILITIES:

	September 30, 2015	December 31, 2014
Subsidence liability	$23,604	$20,854
Accrued payroll and benefits	5,093	3,253
Deferred revenue	2,932	286
Equipment Lease Rental	1,996	1,948
Other	4,095	5,404
Current portion of long-term liabilities:
Postretirement benefits other than pensions	—	1,540
Workers' compensation	959	922
Asset retirement obligations	1,168	1,150
Long-term disability	113	121
Pneumoconiosis benefits	21	24
Total Other Accrued Liabilities	$39,981	$35,502
NOTE 9—DEBT:

Debt at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Revolver, carrying amount (3.20% interest rate at September 30, 2015)	$180,000	$—
Less: Debt issuance and financing fees	(4,127)	—
Revolver, net	175,873	—

Advance royalty commitments (7.91% weighted average interest rate for September 30, 2015 and December 31, 2014)	578	578
CONSOL Financial Inc. Loan (5.46% weighted average interest rate at December 31, 2014)	—	178,762
	176,451	179,340
Less amounts due in one year *	300	18,231
Long-Term Debt	$176,151	$161,109
___________
*Excludes current portion of Capital Lease Obligations of $44 and $30 at September 30, 2015 and December 31, 2014, respectively.

Revolving Credit Facility

In connection with the completion of the IPO, we entered into a $400,000 senior secured revolving credit facility with certain lenders and PNC Bank N.A.. Obligations under our revolving credit facility are guaranteed by our subsidiaries and are secured by substantially all of our and our subsidiaries’ assets pursuant to a security agreement and various mortgages. CONSOL Energy is not a guarantor of our revolving credit facility.

Borrowings under our revolving credit facility were used by us to fund a cash distribution, make capital expenditures, pay fees and expenses related to our revolving credit facility and for general partnership purposes. In connection with the completion of the IPO and our entry into our revolving credit facility, we made an initial draw of $200,000 that was distributed to CONSOL Energy, net of origination fees.

The unused portion of our revolving credit facility will be subject to a commitment fee of 0.50% per annum. Interest on outstanding indebtedness under our revolving credit facility is expected to accrue, at our option, at a rate based on either:

•	The highest of (i) PNC Bank N.A.’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 1.50% to 2.50%; or

•	the LIBOR rate plus a margin ranging from 2.50% to 3.50%.

As of September 30, 2015, the $400,000 facility had $180,000 of borrowings outstanding, leaving $220,000 unused capacity. Interest on outstanding borrowings under the revolving credit facility was accrued at 3.20% based on a LIBOR rate of 0.20%, plus a margin of 3.00%.

Our revolving credit facility matures on July 7, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain affirmative and negative covenants. The facility also requires that the Partnership maintains a minimum interest coverage ratio of at least 3.00 to 1.00, which is calculated as the ratio of trailing 12 months Adjusted EBITDA to cash interest expense of the Partnership, measured quarterly. The Partnership must also maintain a maximum total leverage ratio not greater than 3.50 to 1.00, which is calculated as the ratio of total consolidated indebtedness to trailing 12 months consolidated Adjusted EBITDA, measured quarterly. At September 30, 2015, the interest coverage ratio was 11.84 to 1.00 and the maximum total leverage ratio was 1.71 to 1.00.

CONSOL Financial Inc. Loan

The loan represents multiple 10-year term notes between CPCC and CONSOL Financial Inc. ("CFI") a wholly owned subsidiary of CONSOL Energy, at the applicable federal rates upon execution, which were due at various future dates throughout the year. In conjunction with the IPO, these notes were excluded from the Partnership.

NOTE 10—COMPONENTS OF OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Prior to the IPO, the Partnership was contractually obligated for a portion of the medical and life insurance benefits to retired employees of CPCC (the "OPEB" plans). In conjunction with the IPO, on July 7, 2015 the OPEB liability and related accumulated other comprehensive income was retained by CONSOL Energy, and the Partnership has no further OPEB obligation as of such date.

Components of net periodic benefit costs for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Other Post-Employment Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$—	$185	$—	$556
Interest cost	—	352	47	1,056
Amortization of prior service credits	(796)	(466)	(6,962)	(1,399)
Recognized net actuarial loss	84	160	1,043	480
Curtailment gain	—	(2,042)	—	(2,042)
Net periodic benefit cost	$(712)	$(1,811)	$(5,872)	$(1,349)

On May 31, 2015, the Salaried OPEB and Production and Maintenance (P&M) OPEB plans were remeasured to reflect an announced plan amendment. Retirees will continue in the Salaried and P&M OPEB plans until December 31, 2015, and coverage thereafter will be eliminated.

Prior to the IPO, the Partnership did not contribute to the other post-employment benefit plans in 2015. For the nine months ended September 30, 2015, $1,034 of other post-employment benefits have been paid.

NOTE 11—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The Partnership is contractually obligated for medical and disability benefits to CPCC employees and their dependents resulting from occurrences of coal workers' pneumoconiosis disease ("CWP") and is also contractually obligated to compensate individuals who are entitled benefits under workers' compensation laws.

Components of net periodic benefit costs for the three and nine months ended September 30, 2015 and 2014 are as follows:

	CWP				Workers' Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$51	$175	$153	$524	$331	$360	$994	$1,079
Interest cost	13	43	39	128	29	37	88	111
Amortization of actuarial gain	(14)	(48)	(42)	(144)	—	(4)	(1)	(11)
State administrative fees and insurance bond premiums	—	—	—	—	3	123	147	370
Net periodic benefit cost	$50	$170	$150	$508	$363	$516	$1,228	$1,549

The Partnership does not expect to contribute to CONSOL Energy's CWP plan in 2015 as it intends to pay benefit claims as they become due. For the nine months ended September 30, 2015, $22 of CWP benefit claims have been paid.

The Partnership does not expect to contribute to CONSOL Energy's workers’ compensation plan in 2015 as it intends to pay benefit claims as they become due. For the nine months ended September 30, 2015, $399 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.
NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Partnership determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources (including LIBOR-based discount rates), while unobservable inputs reflect the Partnership's own assumptions of what market participants would use.

The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.

Level One - Quoted prices for identical instruments in active markets.

Level Two - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including LIBOR-based discount rates.

Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity. The significant unobservable inputs used in the fair value measurement of the Partnership's third party guarantees are the credit risk of the third party and the third party surety bond markets.

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolver	$180,000	$180,000	$—	$—
Long-term debt	$—	$—	$178,762	$159,109
The Partnership’s debt obligations are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.
NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:

The Partnership is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations (including environmental remediation), employment and contract disputes and other claims and actions arising out of the normal course of business. We accrue the estimated loss for these lawsuits and claims when the loss is probable and can be estimated. Our current estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Partnership, and there are no material pending claims that would require disclosure in the financial statements individually or in the aggregate. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the financial position, results of operations or cash flows of the Partnership; however, such amounts cannot be reasonably estimated.

Clean Water Act - Bailey Mine. CONSOL Energy received from the U.S. Environmental Protection Agency (the "EPA") on April 8, 2011, a request for information relating to the National Pollutant Discharge Elimination System
("NPDES") permit compliance at the Partnership’s Bailey and Enlow Fork Mines. In response, CPCC submitted water discharge monitoring and other data to the EPA. The investigation has focused primarily on exceedances at three discharge points. In early 2013, the case was referred to the U.S. Department of Justice (the "DOJ"), and PA DEP also became involved. On December 18, 2014, the DOJ provided the Partnership a proposed Consent Decree to resolve certain Clean Water Act and Clean Streams Law claims against CONSOL Energy and CPCC with respect to the Bailey mine. The parties continue to negotiate the terms of the proposed Consent Decree. The Partnership has established an accrual to cover its estimated liability in this matter. This accrual is immaterial to the overall financial position of the Partnership and was included in Other Accrued Liabilities on the Consolidated Balance Sheets.

At September 30, 2015, the Partnership is contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $67,160. The instruments are comprised of $4,465 employee-related and other letters of credit expiring in the next three years, $46,887 of environmental surety bonds expiring within the next year, and $15,808 of employee-related and other surety bonds expiring within the next year. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

The Partnership enters into long-term unconditional purchase obligations. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of September 30, 2015, the Partnership had $771 of purchase obligations, all of which are due in less than one year.

NOTE 14—RELATED PARTY:

The Consolidated Statements of Operations include expense allocations for certain corporate functions historically performed by CONSOL Energy, including allocations of general corporate expenses related to stock based compensation, legal, treasury, human resources, information technology and other administrative services. Those allocations were based primarily on specific identification, head counts and coal tons produced. Also, centralized cash management activities for CONSOL Energy were utilized for collections and payments related to normal course of business accounts receivable and payments for goods and services. The balance of receivable/payable from CONSOL Energy and other affiliates are presented as contributions/distributions in these consolidated financial statements. Management believes the assumptions underlying the Consolidated Financial Statements, including the assumptions regarding allocating general corporate expenses from CONSOL Energy are reasonable. Nevertheless, these statements may not include all of the actual expenses that would have been incurred by the Partnership and may not reflect our Consolidated Statements of Operations, Balance Sheets and Cash Flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Partnership had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

In conjunction with the IPO, the Partnership entered into several agreements, including an omnibus agreement, with CONSOL Energy. The omnibus agreement provided that CONSOL Energy will perform certain shared services for a fee, including general, selling and direct administrative expenses related to stock based compensation, legal, treasury, human resources, information technology and other administrative services agreement. This agreement also provides that CONSOL Energy extend insurance and other employee benefit coverages for a fee.

We believe that transactions with related parties, other than certain transactions with CONSOL Energy related to administrative services, were conducted on terms comparable to those with unrelated parties.

Purchases of supply inventory from Fairmont Supply Company, formerly a wholly owned subsidiary of CONSOL Energy, were approximately $1,984 and $6,573 for the three and nine months ended September 30, 2014, and are included in Operating and Other Costs in the accompanying Consolidated Statements of Operations. On December 12, 2014, Fairmont Supply was sold by CONSOL Energy and is no longer a related party of CONSOL Energy or the Partnership.

CPCC had several related party long-term notes with CFI that are disclosed within Note 9 - Debt. Payments for these notes were $1,064 for the three months ended September 30, 2014 and $13,592 and $5,744 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Proceeds from additional notes were $1,064 for the three months ended September 30, 2014 and $13,592 and $5,744 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Interest Expense related to these notes were $4,840 for the nine months ended September 30, 2015 and $2,424 and $7,111 for the three and nine months ended September 30, 2014. There was no interest expense and payments or proceeds for the three months ended September 30, 2015 as these notes were excluded from the Partnership in conjunction with the IPO. These costs are included in Interest Expense in the accompanying Consolidated Statements of Operations.

Charges for services from CONSOL Energy include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating and Other Costs	$1,680	$1,337	$3,468	$3,784
Selling and Direct Administrative Expenses	1,034	1,411	3,297	4,530
General and Administrative Expenses	2,027	2,718	6,747	9,595
Total Service from CONSOL Energy	$4,741	$5,466	$13,512	$17,909

At September 30, 2015, the Partnership had a net payable to CONSOL Energy in the amount of $1,188. This payable includes reimbursements for business expenses, executive fees, debt issuance and financing fees, stock-based compensation and other items.

NOTE 15—LONG-TERM INCENTIVE PLAN:

Under the CNX Coal Resources LP 2015 Long-Term Incentive Plan (the “LTIP”), our general partner may issue long-term equity based awards to directors, officers and employees of our general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services for us. These awards will be intended to compensate the recipients thereof based on the performance of our common units and their continued service during the vesting period, as well as to align their long-term interests with those of our unitholders. We will be responsible for the cost of awards granted under the LTIP and all determinations with respect to awards to be made under the LTIP will be made by the board of directors of our general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law, which we refer to as the plan administrator.

The LTIP limits the number of units that may be delivered pursuant to vested awards to 2,300,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards.

The Partnership's general partner has granted equity-based phantom units that vest over a period of continued service with the Partnership. The value of the phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the grant date. The Partnership accounted for these awards as equity awards and recorded compensation expense based on the fair value of the awards at the grant date fair value. Based on the vesting requirements, the Partnership amortized $15 for the three and nine months ended September 30, 2015, which is included in general and administrative expense.

As of September 30, 2015, 6,204 units have been issued under our LTIP. The weighted average fair value of these grants, based on the Partnership's common unit price on the grant date, was $14.50 per unit.

NOTE 16—SUBSEQUENT EVENTS:

On October 26, the Board of Directors of CNX Coal Resources GP LLC, the general partner of CNX Coal Resources LP, declared a cash distribution to the Partnership's unitholders for the third quarter of 2015 of $0.4791 per common and subordinated unit. The cash distribution will be paid on November 13, 2015 to the unitholders of record at the close of business on November 6, 2015. The quarterly distribution for the quarter ended September 30, 2015 was prorated from the closing date of the IPO based upon a minimum quarterly distribution of $0.5125 per unit per quarter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, the following discussion of the financial condition and results of operations of our Partnership reflect a 20% undivided interest in the assets, liabilities and results of operations of the Pennsylvania mining complex. As used in the following discussion of the financial condition and results of operations of our Partnership, the terms “we,” “our,” “us,” or like terms refer to the Partnership with respect to its 20% undivided interest in the Pennsylvania mining complex’s combined assets, liabilities revenues and costs.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) coal production, sales volumes and average sales price, which drive coal sales revenue; (ii) cost of coal sold, a non-GAAP financial measure; (iii) adjusted EBITDA, a non-GAAP financial measure and (iv) distributable cash flow, a non-GAAP financial measure.

Reconciliation of Non-GAAP Financial Measures

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

We define average cash margin per ton, which is an operating ratio derived from non-GAAP measures, as (i) average coal revenue per ton, net of average cost of coal sold per ton, depreciation, depletion and amortization, as adjusted for (ii) non-production related costs.

We define adjusted EBITDA as (i) net income (loss) before net interest expense, depreciation, depletion and amortization, as adjusted for (ii) material nonrecurring and other items which may not reflect the trend of our future results. The GAAP measure most directly comparable to adjusted EBITDA is net income.

We define distributable cash flow as adjusted EBITDA less net cash interest paid and estimated maintenance capital expenditures, to analyze our performance. Distributable cash flow will not reflect changes in working capital balances. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities.

Cost of coal sold, average cash margin per ton, adjusted EBITDA and distributable cash flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

• our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure;

• the ability of our assets to generate sufficient cash flow to make distributions to our partners;

• our ability to incur and service debt and fund capital expenditures;

• the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities; and

• the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

The non-GAAP financial measures should not be considered an alternative to total costs, net income, operating cash flow, or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of cost of coal sold to total costs, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Costs	$50,487	$64,320	$165,239	$188,674
Freight expense	(242)	(156)	(1,257)	(2,986)
General and administrative expenses	(1,969)	(2,623)	(6,762)	(9,595)
Interest expense	(1,888)	(2,190)	(6,597)	(4,709)
Other costs (non-production)	(149)	(281)	2,881	(874)
Selling and direct administrative expenses (non-production)	—	(17)	(29)	(197)
Depreciation. depletion and amortization (non-production)	(437)	(490)	(1,536)	(1,471)
Cost of coal sold	$45,802	$58,563	$151,939	$168,842

The following table presents a reconciliation of average cash margin per ton for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total coal revenue	$64,635	$75,928	$205,321	$245,333

Operating and other costs	34,167	45,628	111,783	130,544
Royalties and production taxes	2,554	3,227	8,296	10,955
Selling and direct administrative expenses	1,236	1,583	3,848	5,012
Depreciation, depletion and amortization	8,431	8,913	26,696	24,873
Less: Other costs (non-production)	(149)	(281)	2,881	(874)
Less: Selling and direct administrative expenses (non-production)	—	(17)	(29)	(197)
Less: Depreciation, depletion and amortization (non-production)	(437)	(490)	(1,536)	(1,471)
Total cost of coal sold	$45,802	$58,563	$151,939	$168,842
Total coal sold	1,134	1,238	3,576	3,928
Average sales price per ton sold	$56.99	$61.35	$57.41	$62.47
Average cost per ton sold	40.38	47.32	42.48	42.99
Average margin per ton sold	16.61	14.03	14.93	19.48
Add: Total depreciation, depletion and amortization costs per ton sold	6.88	6.61	6.92	5.96
Average cash margin per ton sold	$23.49	$20.64	$21.85	$25.44

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated. The table also presents a reconciliation of distributable cash flow to net income and operating cash flows, the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$14,665	$11,825	$41,990	$67,034
Interest expense	1,888	2,190	6,597	4,709
Depreciation, depletion and amortization	8,431	8,913	26,696	24,873
OPEB plan change	(712)	—	(4,271)	—
OPEB transition payment	—	(2,042)	—	(2,042)
Backstop loan fees	—	—	1,516	—
Coal contract buyout	—	—	—	(6,000)
Litigation settlement	—	—	—	(855)
Stock/Unit based compensation	15	530	861	2,551
Adjusted EBITDA	$24,287	$21,416	$73,389	$90,270
Less:
Cash Interest	1,475	6	6,313	4,696
Estimated Maintenance Capital Expenditures	7,438	7,442	29,246	29,393
Distributable Cash Flow	$15,374	$13,968	$37,830	$56,181

Net Cash Provided by Operating Activities	$8,496	$24,874	$47,034	$88,967
Less: Interest Expense, Net	1,888	2,190	6,597	4,709
Less: Other, Including Working Capital	(17,679)	1,268	(32,952)	(6,012)
Adjusted EBITDA	$24,287	$21,416	$73,389	$90,270
Less:
Cash Interest	1,475	$6	6,313	4,696
Estimated Maintenance Capital Expenditures	7,438	7,442	29,246	29,393
Distributable Cash Flow	$15,374	$13,968	$37,830	$56,181

Results of Operations

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

Total net income was $14,665 for the three months ended September 30, 2015 compared to $11,825 for the three months ended September 30, 2014. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended,
	September 30,
	2015	2014	Variance
	(in thousands)
Coal revenue	$64,635	$75,928	$(11,293)
Freight revenue	242	156	86
Miscellaneous other income	264	58	206
Gain on sale of assets	11	3	8
Total revenue and other income	65,152	76,145	(10,993)
Cost of coal sold:
Operating costs	34,018	45,347	(11,329)
Royalties and production taxes	2,554	3,227	(673)
Selling and direct administrative expenses	1,236	1,566	(330)
Depreciation, depletion and amortization	7,994	8,423	(429)
Total cost of coal sold	45,802	58,563	(12,761)
Other costs:
Other costs	149	281	(132)
Selling and direct administrative expenses	—	17	(17)
Depreciation, depletion and amortization	437	490	(53)
Total other costs	586	788	(202)
Freight expense	242	156	86
General and administrative expenses	1,969	2,623	(654)
Interest expense	1,888	2,190	(302)
Total costs	50,487	64,320	(13,833)
Net income	$14,665	$11,825	$2,840
Adjusted EBITDA	$24,287	$21,416	$2,871
Distributable Cash Flow	$15,374	$13,968	$1,406

Coal Production Rates

The table below presents total tons produced from the Pennsylvania mining complex on our 20% undivided interest for the periods indicated:

	Three Months Ended September 30,
Mine	2015	2014	Variance
Bailey	453	620	(167)
Enlow Fork	514	432	82
Harvey	195	221	(26)
Total	1,162	1,273	(111)

Coal production was 1,162 for the three months ended September 30, 2015 compared to 1,273 for the three months ended September 30, 2014. The 111 decrease was attributable to reducing the production to adjust to the contracted sales commitments.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended September 30, 2015 and 2014 were as indicated in the table below. Our operations also include various costs such as general and administrative, corporate, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	For the Three Months Ended September 30,
	2015	2014	Variance	Percent Variance
Total Tons Sold (in thousands)	1,134	1,238	(104)	(8.4)%
Average Sales Price Per Ton Sold	$56.99	$61.35	$(4.36)	(7.1)%

Operating Costs Per Ton Sold	$30.24	$36.95	$(6.71)	(18.2)%
Royalties and Production Taxes Per Ton Sold	2.20	2.53	(0.33)	(13.0)%
Selling and Direct Administrative Expenses Per Ton Sold	1.06	1.23	(0.17)	(13.8)%
Depreciation, Depletion and Amortization Per Ton Sold	6.88	6.61	0.27	4.1%
Total Costs Per Ton Sold	$40.38	$47.32	$(6.94)	(14.7)%
Average Margin Per Ton Sold	$16.61	$14.03	$2.58	18.4%
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.88	6.61	0.27	4.1%
Average Cash Margin Per Ton Sold (1)	$23.49	$20.64	$2.85	13.8%
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $64,635 for the three months ended September 30, 2015 compared to $75,928 for the three months ended September 30, 2014. The $11,293 decrease was attributable to a $4.36 per ton lower average sales price and a 104 decrease in tons sold. The lower sales volumes and average coal sales price per ton sold in the 2015 period were primarily the result of the overall decline in the domestic and global thermal coal markets.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $86 in the period-to-period comparison due to various immaterial transactions.

Miscellaneous other income was $264 for the three months ended September 30, 2015 compared to $58 for the three months ended September 30, 2014. The $206 increase was due to the sale of various right-of-ways that occurred in September 2015.

The change in gain on sale of assets in the period-to-period comparison was due to various immaterial transactions in both periods.

Cost of Coal Sold

Cost of coal sold is comprised of operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration and selling expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $45,802 for the three months ended September 30, 2015, or $12,761 lower than the $58,563 for the three months ended September 30, 2014. Total costs per ton sold were $40.38 per ton for the three months ended September 30, 2015 compared to $47.32 per ton for the three months ended September 30, 2014. The decrease in the cost of coal sold was driven by improved longwall operations, a reduced workforce, and other ongoing cost reduction efforts as a result of reducing production for 2015 to match the contracted sales commitments of the Partnership. There was also a decrease in the unit costs due to OPEB liabilities being retained by CONSOL Energy, in conjunction with the IPO.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs decreased $202 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to various immaterial transactions in both periods.

General and Administrative Expense

Upon closing of the IPO, the Partnership entered into a service arrangement with CONSOL Energy to provide certain general and administrative services. These services are paid monthly based on agreed upon rates. In addition, the Partnership incurred various costs as a result of being a publicly traded entity for the three months ended September 30, 2015. For the three months ended September 30, 2014, CONSOL Energy allocated general and administrative expenses based upon the level of operating activity of its underlying business units. These expenses include CONSOL Energy's stock based compensation and short-term incentive compensation program as well as costs that are directly related to our operations along with a portion of costs that are allocated to us based on a percent of total labor costs. The amount of general and administrative expenses incurred was $1,969 for the three months ended September 30, 2015 compared to general and administrative expenses allocated to us from CONSOL Energy of $2,623 for the three months ended September 30, 2014. The change in the period-to-period comparison was due to various transactions, none of which were individually material.

Interest Expense

Interest expense for the three months ended September 30, 2015 was $1,888, which relates to the revolving credit facility that we entered into in connection with the completion of the IPO. For the three months ended September 30, 2014, $2,190 of interest expense was incurred on the CFI loan, which was excluded from the Partnership at the time of the IPO.

Adjusted EBITDA

Adjusted EBITDA was $24,287 for the three months ended September 30, 2015 compared to $21,416 for the three months ended September 30, 2014. The $2,871 increase was attributed to a $2.85 per ton increase in the average cash margin sold. The $2.85 per ton increase in the average cash margin was primarily a result of cost cutting efforts, which resulted in a $6.94 per ton decrease in total costs per ton sold, offset in part, by the $4.36 impairment in average sales price per ton as discussed above.

Distributable Cash Flow

Distributable cash flow was $15,374 for the three months ended September 30, 2015 compared to $13,968 for the three months ended September 30, 2014. The $1,406 increase was attributed to a $2,871 increase in adjusted EBITDA as discussed above. This was offset in part by an increase in the cash interest paid for the three months ended September 30, 2015 of $1,475 compared to $6 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Total net income was $41,990 for the nine months ended September 30, 2015 compared to $67,034 for the nine months ended September 30, 2014. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Nine Months Ended,
	September 30,
	2015	2014	Variance
	(in thousands)
Coal revenue	$205,321	$245,333	$(40,012)
Freight revenue	1,257	2,986	(1,729)
Miscellaneous other income	615	7,269	(6,654)
Gain on sale of assets	36	120	(84)
Total revenue and other income	207,229	255,708	(48,479)
Cost of coal sold:
Operating costs	114,664	129,670	(15,006)
Royalties and production taxes	8,296	10,955	(2,659)
Selling and direct administrative expenses	3,819	4,815	(996)
Depreciation, depletion and amortization	25,160	23,402	1,758
Total cost of coal sold	151,939	168,842	(16,903)
Other costs:
Other costs	(2,881)	874	(3,755)
Selling and direct administrative expenses	29	197	(168)
Depreciation, depletion and amortization	1,536	1,471	65
Total other costs	(1,316)	2,542	(3,858)
Freight expense	1,257	2,986	(1,729)
General and administrative expenses	6,762	9,595	(2,833)
Interest expense	6,597	4,709	1,888
Total costs	165,239	188,674	(23,435)
Net income	$41,990	$67,034	$(25,044)
Adjusted EBITDA	$73,389	$90,270	$(16,881)
Distributable Cash Flow	$37,830	$56,181	$(18,351)

Coal Production Rates

The table below presents total tons produced from the Pennsylvania mining complex on our 20% undivided interest for the periods indicated:

	Nine Months Ended September 30,
Mine	2015	2014	Variance
Bailey	1,615	1,916	(301)
Enlow Fork	1,461	1,588	(127)
Harvey	558	424	134
Total	3,634	3,928	(294)

Coal production was 3,634 for the nine months ended September 30, 2015 compared to 3,928 for the nine months ended September 30, 2014. The 294 decrease was attributable to reducing the production to adjust to contracted sales commitments. The production at the Harvey mine increased as a result of the commencement of longwall mining operations in March 2014.

Coal Operations

Coal revenue and cost components on a per unit basis for the nine months ended September 30, 2015 and September 30, 2014 were as indicated in the table below. Our operations also include various costs such as general and administrative, corporate, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	For the Nine Months Ended September 30,
	2015	2014	Variance	Percent Variance
Total Tons Sold (in thousands)	3,576	3,928	(352)	(9.0)%
Average Sales Price Per Ton Sold	$57.41	$62.47	$(5.06)	(8.1)%

Operating Costs Per Ton Sold	$32.23	$33.01	$(0.78)	(2.4)%
Royalties and Production Taxes Per Ton Sold	2.28	2.79	(0.51)	(18.3)%
Selling and Direct Administrative Expenses Per Ton Sold	1.05	1.23	(0.18)	(14.6)%
Depreciation, Depletion and Amortization Per Ton Sold	6.92	5.96	0.96	16.1%
Total Costs Per Ton Sold	$42.48	$42.99	$(0.51)	(1.2)%
Average Margin Per Ton Sold	$14.93	$19.48	$(4.55)	(23.4)%
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.92	5.96	0.96	16.1%
Average Cash Margin Per Ton Sold (1)	$21.85	$25.44	$(3.59)	(14.1)%
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $205,321 for the nine months ended September 30, 2015 compared to $245,333 for the nine months ended September 30, 2014. The $40,012 decrease was attributable to a $5.06 per ton lower average sales price and a 352 decrease in tons sold. The lower average coal sales price per ton sold in the 2015 period were primarily the result of the overall decline in the domestic thermal and global coal markets.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue was $1,257 for the nine months ended September 30, 2015 compared to $2,986 for the nine months ended September 30, 2014. The $1,729 decrease in freight revenue was due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Miscellaneous other income decreased by $6,654 in the period-to-period comparison due to a $6,000 coal customer contract buyout for the nine months ended September 30, 2014 and $654 of various transactions in each period, none of which were individually material.

Gain on sale of assets decreased $84 in the period-to-period comparison due to various immaterial transactions in both periods.

Cost of Coal Sold

Cost of coal sold is comprised of operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration and selling expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $151,939 for the nine months ended September 30, 2015, or $16,903 lower than the $168,842 for the nine months ended September 30, 2014. Total costs per ton sold were $42.48 per ton for the nine months ended September 30, 2015 compared to $42.99 per ton for the nine months ended September 30, 2014. The decrease in the cost of coal sold was driven by improved longwall operations, a reduced workforce, and other ongoing cost reduction efforts as a result of reducing production for 2015 to match contracted sales commitments of the Partnership. There was also a decrease in the unit costs due to OPEB liabilities being retained by CONSOL Energy, in conjunction with the IPO.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore not included in unit costs. Total other costs decreased $3,858 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease is primarily attributable to the remeasurement of the OPEB plans that occurred in May 2015, which is included in other costs. OPEB was excluded from the Partnership at the time of the IPO.

General and Administrative Expense

Upon closing of the IPO, the Partnership entered into a service arrangement with CONSOL Energy to provide certain general and administrative services. These services are paid monthly based upon agreed upon rates. In addition, the Partnership incurred various costs as a result of being a publicly traded entity for the nine months ended September 30, 2015. For the periods prior to the IPO, CONSOL Energy allocated general and administrative expenses based upon the level of operating activity of its underlying business units. These expenses include CONSOL Energy's stock based compensation and short-term incentive compensation program as well as costs that are directly related to our operations along with a portion of costs that are allocated to us based on a percent of total labor costs. The amount of general and administrative expenses incurred was $6,762 for the nine months ended September 30, 2015 compared to $9,595 for the nine months ended September 30, 2014. The $2,833 decrease was primarily attributable to lower short-term incentive compensation payouts.

Interest Expense

Interest expense was $6,597 for the nine months ended September 30, 2015, which includes interest on the revolving credit facility that we entered into in connection with the completion of the IPO and interest expense incurred on the CFI loan, which was excluded from the Partnership at the time of the IPO. Interest expense was $4,709 for the nine months ended September 30, 2014, which includes capitalized interest and interest expense incurred on the CFI loan. The $1,888 increase in the period-to-period comparison was primarily due to lower capitalized interest as a result of the commencement of longwall mining operations at the Harvey mine in March 2014.

Adjusted EBITDA

Adjusted EBITDA was $73,389 for the nine months ended September 30, 2015 compared to $90,270 for the nine months ended September 30, 2014. The $16,881 decrease was attributed to a $3.59 per ton decrease in the average cash margin per ton sold. The $3.59 per ton decrease in the average cash margin was primarily a result of the $5.06 per ton decrease in coal sales price, offset in part by the $0.78 improvement in Operating Costs Per Ton Sold and $0.51 improvement in Royalties and Production Taxes Per Ton Sold per ton as discussed above.

Distributable Cash Flow

Distributable cash flow was $37,830 for the nine months ended September 30, 2015 compared to $56,181 for the nine months ended September 30, 2014. The $18,351 decrease was attributed to a $16,881 decrease in adjusted EBITDA as discussed above. The remaining decrease is primarily a result of an increase in the cash interest paid for the nine months ended September 30, 2015 of $6,313 compared to $4,696 for the nine months ended September 30, 2014.

Capital Resources and Liquidity

Liquidity and Financing Arrangements

Historically, our principal sources of liquidity have been cash from operations and funding from CONSOL Energy. While we have historically received funding from CONSOL Energy, we do not have any commitment from CONSOL Energy, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and our long-term capital expenditure requirements and to make quarterly cash distributions at our minimum quarterly distribution level.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures, if any.

We intend to pay a minimum quarterly distribution of $0.5125 per unit per quarter, which equates to an aggregate distribution of approximately $12,144 per quarter, or approximately $48,576 per year, based on the number of common units, subordinated units and the general partner interest that are outstanding as of September 30, 2015. The quarterly distribution for the quarter ended September 30, 2015 was prorated from the closing date of the IPO of $0.4791 per unit. We do not have a legal or contractual obligation to pay distributions quarterly (or on any other basis) at our minimum quarterly distribution rate (or at any other rate). Please read “Cash Distribution Policy and Restrictions on Distributions” in our filed Prospectus for further information.

Revolving Credit Facility

In connection with the completion of the IPO, we entered into a $400,000 senior secured revolving credit facility with certain lenders and PNC Bank N.A. Obligations under our revolving credit facility are guaranteed by certain of our subsidiaries (the “guarantor subsidiaries”) and are secured by substantially all of our and our subsidiaries’ assets pursuant to a security agreement and various mortgages. CONSOL Energy is not a guarantor of our credit facility.

Borrowings under our revolving credit facility can be used by us to fund a cash distribution, make capital expenditures, pay fees and expenses related to our revolving credit facility and for general partnership purposes. In connection with the completion of the IPO and our entry into our revolving credit facility, we made an initial draw of $200,000 that was distributed to CONSOL Energy, net of origination fees.

The unused portion of our revolving credit facility will be subject to a commitment fee of 0.50% per annum. Interest on outstanding indebtedness under our revolving credit facility is expected to accrue, at our option, at a rate based on either:

•	The highest of (i) PNC Bank N.A.’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 1.50% to 2.50%; or

•	the LIBOR rate plus a margin ranging from 2.50% to 3.50%.

As of September 30, 2015, the $400,000 facility had $180,000 of borrowings outstanding, leaving $220,000 of unused capacity. Interest on outstanding borrowings under the revolving credit facility was accrued at 3.20% based on a LIBOR rate of 0.20%, plus a margin of 3.00%.

Our revolving credit facility matures on July 7, 2020 and requires compliance with conditions that must be satisfied prior to any borrowing as well as ongoing compliance with certain affirmative and negative covenants.

Affirmative covenants include, among others, requirements relating to: (i) the preservation of existence; (ii) the payment of obligations, including taxes; (iii) the maintenance of properties and equipment, insurance and books and records; (iv) the compliance with laws and material contracts; (v) use of proceeds; (vi) the subordination of intercompany loans; (vii) compliance with anti-terrorism, anti-money laundering, anti-corruption and sanctions laws; and (viii) collateral.

Negative covenants include, among others, restrictions on our and our guarantor subsidiaries’ ability to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) make or pay any dividends or distributions; provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iv) merge with or into another person, liquidate or dissolve, acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (v) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania mining complex and make investments in the Pennsylvania mining complex in accordance with our ratable ownership; (vi) sell, transfer, convey, assign or dispose of our assets or properties other than in the ordinary course of business and other select instances; (vii) deal with any affiliate except in the ordinary course of business on terms no less favorable to us than we would otherwise receive in an arm’s length transaction; (viii) amend organizational documents or any documentation governing certain material debt; and (ix) amend, waive or grant a consent under any material contract. In addition, we are obligated to maintain at the end of each fiscal quarter (x) a minimum interest coverage ratio of at least 3.0 to 1.0 and (y) a maximum leverage ratio of no greater than 3.50 to 1.0 (or 4.0 to 1.0 for two fiscal quarters after consummation of a material acquisition). At September 30, 2015, the interest coverage ratio was 11.84 to 1.00 and the maximum total leverage ratio was 1.71 to 1.00. The revolving credit facility also contains various reporting requirements.

Our revolving credit facility also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

Cash Flows

	For the Nine Months Ended September 30,
	2015	2014	Variance
	(in thousands)
Cash flows provided by operating activities	$47,034	$88,967	$(41,933)
Cash used in investing activities	$(20,532)	$(42,096)	$21,564
Cash used in financing activities	$(23,501)	$(46,869)	$23,368

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014 Explanation:

Cash flows provided by operating activities decreased $41,933 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the following items:

•	Net income decreased $25,044 in the period-to-period comparison;

•
Other adjustments to reconcile net income to cash flow provided by operating activities increased due to $1,998 of additional depreciation, depletion, and amortization in the nine months ended September 30, 2015; and

•
Changes in operating and other assets and liabilities decreased $18,887 largely due to the $23,094 change in trade receivables. As part of the IPO, the Partnership no longer sells its receivables to CONSOL Energy.

Net cash used in investing activities decreased $21,564 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the following items:

•	Capital expenditures decreased $36,712 primarily due to $34,498 spent on the completion of the Harvey mine in the first quarter 2014; and

•	Proceeds from sale of assets decreased $15,148 due to the sale-leaseback agreements for longwall shields at Harvey mine in the nine months ended September 30, 2014.

Net cash used in financing activities decreased $23,368 in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the following items:

•	Net parent advances decreased $41,931 for the nine months ended September 30, 2015;

•	Proceeds of $148,359 from the sale of limited partner units;

•	Proceeds of $175,671 from the revolver, net of repayments and payments of debt issuance costs of $4,329; and

•	Distribution of $342,711 to CONSOL Energy as part of the IPO.

Capital Expenditures

For the nine months ended September 30, 2015, the total capital expenditures of our Partnership were $20,588 compared to capital expenditures of $57,300 for the nine months ended September 30, 2014. The decrease in the capital expenditures is primarily due to the completion of longwall mining development at the Harvey mine in March 2014.

	For the Nine Months Ended September 30,
	2015	2014	Variance
	(in thousands)
Harvey mine development	$—	$34,498	$(34,498)
Equipment purchases and rebuilds	7,758	9,342	(1,584)
Building and infrastructure	4,291	6,337	(2,046)
Water treatment systems	2,497	152	2,345
Refuse storage area	1,760	2,480	(720)
Other	4,282	4,491	(209)
Total capital expenditures	$20,588	$57,300	$(36,712)
Off-Balance Sheet Arrangements

We do not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.
Significant Contractual Obligations

The following is a summary of our significant contractual obligations at September 30, 2015 (in thousands).

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase order firm commitments	$771	$—	$—	$—	$771
Long-term debt	300	278	180,000	—	180,578
Interest on long-term debt	5,760	11,520	10,045	—	27,325
Capital (finance) lease obligations	44	64	21	—	129
Interest on capital (finance) lease obligations	2	3	3	—	8
Operating lease obligations	11,499	20,965	12,825	4,534	49,823
Long-term liabilities—employee related (a)	1,067	2,070	2,028	5,147	10,312
Other long-term liabilities (b)	38,192	1,320	806	23,508	63,826
Total contractual obligations	$57,635	$36,220	$205,728	$33,189	$332,772
_________________________

(a)	Long-term liabilities—employee related include liabilities for work-related injuries and illnesses.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

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

Interest Rate Risk

In connection with the completion of the IPO, we entered into a revolving credit facility. Assuming an average debt level of $188.7 million, comprised of funds drawn on our revolving credit facility, an increase of one percentage point in the interest rate will result in an increase in annual interest expense of $1.9 million. As a result, our results of operations, cash flows and financial condition and our ability to make cash distributions to our unitholders could be materially adversely affected by significant increases in interest rates.

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
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was conducted as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of the Partnership's general partner have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to paragraph one and two within Part 1, Item 1. Financial Statements, "Note 13. Commitments and Contingent Liabilities," which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in the “Risk Factors” Section in the Prospectus, along with the risks that have been amended and restated in Item 1A "Risk Factors" in the Form 10-Q for the quarterly period ended June 30, 2015. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership completed its IPO on July 7, 2015. The IPO was made pursuant to a registration statement on Form S-1, as amended (File No. 333-203165) that was declared effective by the SEC on June 30, 2015. Refer to Part 1, Item 1. Financial Statements, "Note 2. Initial Public and Concurrent Private Placement Offering ," which is incorporated herein by reference, which describes unregistered sales of securities and the use of proceeds from the IPO.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to this quarterly report.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

3.1	First Amended and Restated Agreement of Limited Partnership of CNX Coal Resources LP, dated as of July 7, 2015	Filed as Exhibit 3.1 to Form 8-K (#001-37456) filed on July 6, 2015

4.1	Registration Rights Agreement, dated as of July 7, 2015, by and among, CNX Coal Resources LP and the purchaser parties thereto	Filed as Exhibit 4.1 to Form 8-K (#001-37456) filed on July 6, 2015

4.2	Waiver of 20% Voting Limitation Agreement, dated as of July 7, 2015, by and among CNX Coal Resources GP LLC and the purchaser parties thereto	Filed as Exhibit 4.2 to Form 8-K (#001-37456) filed on July 6, 2015

10.1	Contribution, Conveyance and Assumption Agreement, dated as of July 7, 2015, by and among CNX Coal Resources LP, CNX Coal Resources GP LLC, CONSOL Energy Inc. and CNX Operating LLC	Filed as Exhibit 10.1 to Form 8-K (#001-37456) filed on July 6, 2015

10.2	Omnibus Agreement, dated as of July 7, 2015, by and among CNX Coal Resources LP, CNX Coal Resources GP LLC, CONSOL Energy Inc. and the other parties listed on Exhibit A thereto	Filed as Exhibit 10.2 to Form 8-K (#001-37456) filed on July 6, 2015

10.3	Pennsylvania Mine Complex Operating Agreement, dated as of July 7, 2015, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company and CNX Thermal Holdings LLC	Filed as Exhibit 10.3 to Form 8-K (#001-37456) filed on July 6, 2015

10.4	Employee Services Agreement, dated as of July 7, 2015, by and between CONSOL Pennsylvania Coal Company LLC and CNX Thermal Holdings LLC	Filed as Exhibit 10.4 to Form 8-K (#001-37456) filed on July 6, 2015

10.5	Contract Agency Agreement, dated as of July 7, 2015, by and between CONSOL Energy Sales Company and CNX Thermal Holdings LLC	Filed as Exhibit 10.5 to Form 8-K (#001-37456) filed on July 6, 2015

10.6	Terminal and Throughput Agreement, dated as of July 7, 2015, by and between CNX Marine Terminals, Inc. and CNX Thermal Holdings LLC	Filed as Exhibit 10.6 to Form 8-K (#001-37456) filed on July 6, 2015

10.7
Amendment and Restatement of Master Cooperation and Safety Agreement, dated as of July 7, 2015, by and among CNX Thermal Holdings LLC, CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CNX Gas Company LLC, CONSOL Energy Inc. and the CONSOL Energy Inc. subsidiaries party thereto
Filed as Exhibit 10.7 to Form 8-K (#001-37456) filed on July 6, 2015

10.8	Water Supply and Services Agreement, dated as of July 7, 2015, by and between CNX Water Assets LLC and CNX Thermal Holdings LLC	Filed as Exhibit 10.8 to Form 8-K (#001-37456) filed on July 6, 2015

10.9*	CNX Coal Resources LP 2015 Long-Term Incentive Plan	Filed as Exhibit 10.9 to Form 8-K (#001-37456) filed on July 6, 2015

10.10
Credit Agreement, dated July 7, 2015, by and among CNX Coal Resources LP, as Borrower, certain subsidiaries of the Borrower as Guarantors, PNC Bank, N.A., as Administrative Agent,, and other lender parties thereto
Filed as Exhibit 10.10 to Form 8-K (#001-37456) filed on July 6, 2015

10.11	[Change in control Agreement] with James A. Brock	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2015, furnished in XBRL).	Filed herewith

*	Compensatory plan or arrangement

Pursuant to the rules and regulations of the SEC, CNX Coal Resources LP has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in CNX Coal Resources LP’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards that are different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe CNX Coal Resources LP’s actual state of affairs at the date hereof and should not be relied upon.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2015

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