Form 10-Q
period 2016-03-31
CNX Coal Resources LP
filed 2016-04-28
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☒
CNX Coal Resources LP had 11,611,067 common units, 11,611,067 subordinated units and a 2% general partner interest outstanding at April 20, 2016.

Significant Relationships Referenced in this Quarterly Report

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

•	"IPO" refers to the completion of the Partnership's initial public offering on July 7, 2015;

•	our “general partner” refers to CNX Coal Resources GP LLC, a Delaware limited liability company and our general partner; and

•	“Greenlight Capital” refers to certain funds managed by Greenlight Capital, Inc. and its affiliates.

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Coal Revenue	$45,233	$76,887
Freight Revenue	2,615	474
Other Income (Loss)	(9)	231
Total Revenue and Other Income	47,839	77,592

Operating and Other Costs [1]	30,794	46,114
Depreciation, Depletion and Amortization	8,253	9,149
Freight Expense	2,615	474
Selling, General and Administrative Expenses [2]	1,684	2,125
Interest Expense [3]	1,994	2,381
Total Costs	45,340	60,243
Net Income	$2,499	$17,349

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources [4]	$2,499	N/A
Less: General Partner Interest in Net Income	51	N/A
Limited Partner Interest in Net Income	$2,448	N/A

Net Income per Limited Partner Unit - Basic	$0.11	N/A
Net Income per Limited Partner Unit - Diluted	$0.11	N/A

Limited Partner Units Outstanding - Basic	23,222,134	N/A
Limited Partner Units Outstanding - Diluted	23,223,540	N/A

Cash Distributions Declared per Unit [5]	$0.5125	N/A

1 Related Party of $947 and $797 for the three months ended March 31, 2016 and March 31, 2015, respectively.
2 Related Party of $765 and $1,628 for the three months ended March 31, 2016 and March 31, 2015, respectively.
3 Related Party of $2,407 for the three months ended March 31, 2015.
4 Represents the general and limited partner interest in net income since closing of IPO.
5 Represents the cash distributions declared related to the period presented. See Note 13 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net Income	$2,499	$17,349

Other Comprehensive Income (Loss):

Actuarially Determined Long-Term Liability Adjustments:
Amortization of prior service credits	—	(1,313)
Recognized net actuarial (gain) loss	(20)	311
Total Actuarially Determined Long-Term Liability Adjustments	(20)	(1,002)

Other Comprehensive Income (Loss)	(20)	(1,002)

Comprehensive Income	$2,479	$16,347

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$9,095	$6,531
Trade Receivables	19,145	15,518
Other Receivables	372	377
Inventories	10,901	9,791
Prepaid Expenses	3,643	4,080
Total Current Assets	43,156	36,297
Property, Plant and Equipment:
Property, Plant and Equipment	694,369	692,482
Less—Accumulated Depreciation, Depletion and Amortization	328,783	320,729
Total Property, Plant and Equipment—Net	365,586	371,753
Other Assets:
Other	16,021	14,079
Total Other Assets	16,021	14,079
TOTAL ASSETS	$424,763	$422,129

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts Payable	$12,645	$14,023
Accounts Payable—Related Party	1,280	3,452
Other Accrued Liabilities	29,969	29,978
Total Current Liabilities	43,894	47,453
Long-Term Debt:
Revolver, net of debt issuance and financing fees	196,170	180,946
Capital Lease Obligations	95	100
Total Long-Term Debt	196,265	181,046
Deferred Credits and Other Liabilities:
Pneumoconiosis Benefits	1,701	1,547
Workers’ Compensation	2,395	2,343
Asset Retirement Obligations	6,943	6,799
Other	552	571
Total Deferred Credits and Other Liabilities	11,591	11,260
TOTAL LIABILITIES	251,750	239,759
Partners' Capital:
Common Units (11,611,067 Units Outstanding at March 31, 2016 and December 31, 2015)	149,890	154,309
Subordinated Units (11,611,067 Units Outstanding at March 31, 2016 and December 31, 2015)	1,461	6,188
General Partner Interest	12,890	13,081
Accumulated Other Comprehensive Income	8,772	8,792
Total Partners' Capital	173,013	182,370
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$424,763	$422,129

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(Dollars in thousands)

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2015	$154,309	$6,188	$13,081	$8,792	$182,370
(unaudited)
Net Income	1,224	1,224	51	—	2,499
Unitholder Distributions	(5,951)	(5,951)	(242)		(12,144)
Unit Based Compensation	308	—	—	—	308
Actuarially determined long-term liability adjustments	—	—	—	(20)	(20)
Balance at March 31, 2016	$149,890	$1,461	$12,890	$8,772	$173,013

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$2,499	$17,349
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	8,253	9,149
(Gain) Loss on Sale of Assets	10	(15)
Unit Based Compensation	308	—
Other Adjustments to Net Income	221	38
Changes in Operating Assets:
Accounts and Notes Receivable	(3,622)	(726)
Inventories	(1,110)	422
Prepaid Expenses	437	299
Changes in Other Assets	(1,942)	(123)
Changes in Operating Liabilities:
Accounts Payable	(736)	1,115
Accounts Payable—Related Party	(2,172)	—
Other Operating Liabilities	(7)	726
Changes in Other Liabilities	146	(790)
Net Cash Provided by Operating Activities	2,285	27,444
Cash Flows from Investing Activities:
Capital Expenditures	(2,581)	(6,510)
Proceeds from Sales of Assets	14	19
Net Cash Used in Investing Activities	(2,567)	(6,491)
Cash Flows from Financing Activities:
Payments for Miscellaneous Borrowings	(10)	(8)
Proceeds from Revolver, Net of Payments	15,000	—
Payments for Unitholder Distributions	(12,144)	—
Debt Issuance and Financing Fees	—	(2,401)
Net Change in Parent Advances	—	(18,543)
Net Cash Provided by (Used In) Financing Activities	2,846	(20,952)
Net Increase in Cash	2,564	1
Cash at Beginning of Period	6,531	3
Cash at End of Period	$9,095	$4

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
NOTE 1—BASIS OF PRESENTATION:

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

For the three months ended March 31, 2016, the unaudited consolidated financial statements include the accounts of CNX Coal Resources LP and subsidiaries.

For the three months ended March 31, 2015, these unaudited consolidated financial statements were prepared from separate records maintained by CONSOL Energy, CPCC and Conrhein and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if CPCC and Conrhein had been operated as unaffiliated entities. As these unaudited consolidated financial statements represent the combination of two separate legal entities wholly owned by CONSOL Energy, the net assets of the Partnership have been presented as a Parent Net Investment. Parent Net Investment is primarily comprised of the Partnership’s undivided interest in (i) CONSOL Energy’s initial investment in CPCC and Conrhein (and any subsequent adjustments thereto); (ii) the accumulated net earnings; (iii) net transfers to or from CONSOL Energy, including those related to cash management functions performed by CONSOL Energy; (iv) non-cash changes in financing arrangements, including the conversion of certain related party liabilities into Parent Net Investment; and (v) corporate cost allocations. Transactions between the Partnership and CONSOL Energy or CONSOL Energy’s other subsidiaries have been identified in the financial statements as transactions between related parties.

The balance sheets at December 31, 2015 have been derived from the audited consolidated financial statements at that date but does not include all the notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2015 included in the Partnership’s Annual Report on Form10-K.

Reclassifications:

Certain amounts have been reclassified to conform with the current reporting classifications with no effect on previously reported net income or partners' capital.

Recent Accounting Pronouncements:

In March 2016, the FASB issued Update 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application of the amendments in this update is permitted for all entities. Management is currently evaluating the impact this guidance may have on the Partnership's financial statements.

In March 2016, the FASB issued Update 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net). The update retains the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer and will clarify that an entity must first identify the specified good or service being provided to the customer, that the unit of account for the principal versus agent assessment is each performance obligation in a contract, how the indicators in the standard help an entity evaluate whether it is the principal, and how to assess whether an entity controls services performed by another party. In addition, the amendments update the indicators and revise the existing examples to better illustrate the application of the principal-versus-agent guidance. The amendments in this update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. For public business entities, certain not-for-profit entities, and certain employee benefit plans, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is currently evaluating the impact this guidance may have on the Partnership's financial statements.

In February 2016, the FASB issued Update 2016-02 - Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions. This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted for all entities. Management is currently evaluating the impact this guidance may have on the Partnership's financial statements.

In April 2015, the FASB issued Update 2015-06 - Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The objective of this update is to address the diversity in practice in relation to presentation of historical earnings per unit for periods before the date of a dropdown transaction that occurs after formation of a master limited partnership. Some reporting entities recalculate previously reported earnings per unit by allocating the earnings (losses) of the transferred business that occurred in periods before the date of the dropdown transaction to the general partner, limited partners, and incentive distribution rights holders on a hypothetical basis and treat their rights to those earnings (losses) in a manner that is consistent with their contractual rights immediately after the dropdown transaction has occurred. Other reporting entities allocate the earnings (losses) of the transferred business that occurred in periods before the date of the dropdown transaction entirely to the general partner and do not adjust previously reported earnings per unit of the limited partners. The amendments in this update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this update should be applied retrospectively for all financial statements presented and are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Partnership has adopted this guidance and it had no impact on the financial statements.
In February 2015, the Financial Accounting Standards Board ("FASB") issued Update 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis. The objective of the amendments in this update is to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update affect the following areas: (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. Current U.S. GAAP includes different requirements for performing a consolidation analysis if, among other factors, the entity under evaluation is any one of the following: (1) a legal entity that qualifies for the indefinite deferral of Statement 167; (2) a legal entity that is within the scope of Statement 167; and (3) a limited partnership or similar legal entity that is considered a voting interest entity. Under the amendments in this update, all reporting entities are within the scope of Subtopic 810-10, Consolidation-Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. Overall, the amendments in this update are an improvement to current U.S. GAAP because they simplify the

Codification and reduce the number of consolidated models through the elimination of the indefinite deferral of Statement 167 and because they place more emphasis on risk of loss when determining a controlling financial interest. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Partnership has adopted this guidance and it had no impact on the financial statements.

In May 2014, the FASB issued Update 2014-09 - Revenue from Contracts with Customers (Topic 606). The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued Update 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, in response to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09. Respondents to the proposed update overwhelmingly support a deferral and noted that providing sufficient time for implementation of the guidance in Update 2014-09 is critical to its success. As such, the FASB issued this update in consideration of respondents’ feedback, including the timing of when Update 2014-09 was issued, the current status of key standard-setting activities associated with the guidance in Update 2014-09, and the availability of information technology solutions to facilitate the implementation of the guidance in Update 2014-09. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is currently evaluating the impact this guidance may have on the Partnership's financial statements.
NOTE 2—NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST:
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
The following table illustrates the Partnership's calculation of net income per unit for common and subordinated partner units (in thousands, except for per unit information):

Three Months Ended
March 31, 2016
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources	$2,499
Less: General Partner Interest in Net Income	51
Limited Partner Interest in Net Income	$2,448

Net Income Allocable to Common Units	$1,224
Net Income Allocable to Subordinated Units	1,224
Limited Partner Interest in Net Income	$2,448

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	11,611,067
Subordinated Units	11,611,067
Total	23,222,134
Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	11,612,473
Subordinated Units	11,611,067
Total	23,223,540

Net Income Per Limited Partner Unit - Basic and Diluted
Common Units	$0.11
Subordinated Units	$0.11

For the three months ended March 31, 2016, there are 359,149 phantom units that have been excluded from the computation of the diluted net income per limited partner unit because their effect would be anti-dilutive.
NOTE 3—INVENTORIES:

	March 31, 2016	December 31, 2015
Coal	$2,308	$932
Supplies	8,593	8,859
Total Inventories	$10,901	$9,791

Inventories are stated at the lower of cost or net realizable value. The cost of coal inventories is determined by the first-in, first-out (FIFO) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion and amortization, and other related costs. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in our coal operations.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2016	December 31, 2015
Coal and other plant and equipment	$458,019	$456,835
Coal properties and surface lands	96,638	96,789
Airshafts	71,225	70,374
Mine development	65,231	65,231
Coal advance mining royalties	3,256	3,253
Total property, plant and equipment	694,369	692,482
Less: Accumulated depreciation, depletion and amortization	328,783	320,729
Total Net Property, Plant and Equipment	$365,586	$371,753

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

As of March 31, 2016 and December 31, 2015, property, plant and equipment includes gross assets under capital lease of $359 and $385, respectively. Accumulated amortization for capital leases was $216 and $237 at March 31, 2016 and December 31, 2015, respectively. Amortization expense for assets under capital leases approximated $13 and $6 for the three months ended March 31, 2016 and March 31, 2015, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.
NOTE 5—OTHER ACCRUED LIABILITIES:

	March 31, 2016	December 31, 2015
Subsidence liability	$18,795	$17,922
Accrued payroll and benefits	2,760	2,842
Litigation	1,700	1,710
Equipment lease rental	1,996	1,953
Other	1,789	2,630
Current portion of long-term liabilities:
Workers' compensation	1,154	1,144
Asset retirement obligations	1,530	1,530
Long-term disability	160	163
Capital leases	47	49
Pneumoconiosis benefits	38	35
Total Other Accrued Liabilities	$29,969	$29,978
NOTE 6—REVOLVING CREDIT FACILITY:

	March 31, 2016	December 31, 2015
Revolver, carrying amount	$200,000	$185,000
Less: Debt issuance and financing fees	3,830	4,054
Revolver, net	$196,170	$180,946

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
Revolving Credit Facility

In connection with the completion of the IPO, we entered into a $400,000 senior secured revolving credit facility with certain lenders and PNC Bank N.A, as administrative agent. Obligations under our revolving credit facility are guaranteed by our subsidiaries and are secured by substantially all of our and our subsidiaries’ assets pursuant to a security agreement and various mortgages. CONSOL Energy is not a guarantor of our obligations under our revolving credit facility.

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

The unused portion of our revolving credit facility is subject to a commitment fee of 0.50% per annum. Interest on outstanding indebtedness under our revolving credit facility accrues, at our option, at a rate based on either:

•	The highest of (i) PNC Bank N.A.’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 1.50% to 2.50%; or

•	the LIBOR rate plus a margin ranging from 2.50% to 3.50%.

As of March 31, 2016, the $400,000 facility had $200,000 of borrowings outstanding, leaving $200,000 unused capacity. At December 31, 2015, the $400,000 facility had $185,000 of borrowings outstanding, leaving $215,000 unused capacity. Interest on outstanding borrowings under the revolving credit facility at March 31, 2016 was accrued at 3.19% based on a LIBOR rate of 0.44%, plus a margin of 2.75% and interest on outstanding borrowings under the revolving credit facility at December 31, 2015 was accrued at 3.17% based on a LIBOR rate of 0.42%, plus a margin of 2.75%.

Our revolving credit facility matures on July 7, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain affirmative and negative covenants. The facility requires that the Partnership maintains a minimum interest coverage ratio of at least 3.00 to 1.00, which is calculated as the ratio of trailing 12 months Adjusted EBITDA, as defined in the credit agreement, to cash interest expense of the Partnership, measured quarterly. The Partnership must also maintain a maximum total leverage ratio not greater than 3.50 to 1.00, which is calculated as the ratio of total consolidated indebtedness to trailing 12 months Adjusted EBITDA, as defined in the credit agreement, measured quarterly. At March 31, 2016, the interest coverage ratio was 10.14 to 1.00 and the total leverage ratio was 2.44 to 1.00.
NOTE 7—COMPONENTS OF OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Prior to the IPO, the Partnership was obligated to CONSOL Energy for a portion of the medical and life insurance benefits to certain retired employees of CPCC (the "OPEB" plans). In conjunction with the IPO, on July 7, 2015, the OPEB liability and related accumulated other comprehensive income was retained by CONSOL Energy, and the Partnership has no further OPEB obligation as of such date. Therefore, no OPEB payments have been made for the three months ended March 31, 2016.

Three Months Ended March 31,
2015
Interest cost	$28
Amortization of prior service credits	(1,313)
Recognized net actuarial loss	324
Net periodic benefit cost	$(961)
NOTE 8—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The Partnership is obligated to CONSOL Energy for medical and disability benefits to certain CPCC employees and their dependents resulting from occurrences of coal workers' pneumoconiosis disease and is also obligated to CONSOL Energy to compensate individuals who are entitled benefits under workers' compensation laws.

	CWP		Workers' Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Service cost	$153	$51	$260	$331
Interest cost	15	13	26	29
Amortization of actuarial (gain)	(18)	(14)	(4)	—
State administrative fees and insurance bond premiums	—	—	28	120
Net periodic benefit cost	$150	$50	$310	$480

The Partnership does not expect to contribute to CONSOL Energy's CWP plan in 2016 as it intends to pay benefit claims as they become due. For the three months ended March 31, 2016, $11 of CWP benefit claims have been paid.

The Partnership does not expect to contribute to CONSOL Energy's Workers’ Compensation plan in 2016 as it intends to pay benefit claims as they become due. For the three months ended March 31, 2016, $262 of Workers’ Compensation benefits, state administrative fees and surety bond premiums have been paid.
NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$200,000	$200,000	$185,000	$185,000
The Partnership’s debt obligations are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.
NOTE 10—COMMITMENTS AND CONTINGENT LIABILITIES:

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

Clean Water Act - Bailey Mine. CONSOL Energy received from the U.S. Environmental Protection Agency (the "EPA") on April 8, 2011, a request for information relating to National Pollutant Discharge Element System (NPDES) Permit compliance at the Partnership's Bailey and Enlow Fork Mines. In response, CPCC submitted water discharge monitoring and other data to the EPA. In early 2013, the case was referred to the U.S. Department of Justice (DOJ), and Pennsylvania Department of Environmental Protection (PA DEP) also became involved. On December 18, 2014, the DOJ provided CONSOL Energy a proposed Consent Decree to resolve certain Clean Water Act and Clean Streams Law claims against CONSOL Energy, Inc. and CPCC with respect to the Pennsylvania mining complex. The parties continue to negotiate the terms of the proposed Consent Decree.  The Partnership anticipates resolving this matter in 2016. The Partnership has established an accrual to cover its estimated liability in this matter. This accrual is immaterial to the overall financial position of the Partnership and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

At March 31, 2016, the Partnership is contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $56,586. The instruments are comprised of $1,138 employee-related and other letters of credit expiring in the next year, $48,060 of environmental surety bonds expiring within the next three years, and $7,388 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

The Partnership enters into long-term unconditional purchase obligations for the acquisition of certain specialized machinery and equipment. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of March 31, 2016, the Partnership had $294 of purchase obligations, all of which are due in less than one year.
NOTE 11—RELATED PARTY:

CONSOL Energy

The Consolidated Statements of Operations include expense allocations for certain corporate functions historically performed by CONSOL Energy prior to the IPO, including allocations of general corporate expenses related to stock-based compensation, legal, treasury, human resources, information technology and other administrative services. Those allocations were based primarily on specific identification, head counts and coal tons produced. Also, centralized cash management activities for CONSOL Energy were utilized for collections and payments related to normal course of business accounts receivable and payments for goods and services. The balance of receivables/payables from CONSOL Energy and other affiliates are presented as contributions/distributions in these consolidated financial statements. Management believes the assumptions underlying the Consolidated Financial Statements, including the assumptions regarding allocating general corporate expenses from CONSOL Energy are reasonable. Nevertheless, these statements may not include all of the actual expenses that would have been incurred by the Partnership and may not reflect our Consolidated Statements of Operations, Balance Sheets and Cash Flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Partnership had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

In conjunction with the IPO, the Partnership entered into several agreements, including an omnibus agreement, with CONSOL Energy. The omnibus agreement provides that CONSOL Energy will perform certain shared services for a fee, including general, selling and direct administrative expenses related to stock-based compensation, legal, treasury, human resources, information technology and other administrative services agreement. This agreement also provides that CONSOL Energy extends insurance and other employee benefit coverages to the Partnership for a fee.

Charges for services from CONSOL Energy include the following:

	Three Months Ended March 31,
	2016	2015
Operating and Other Costs	$947	$797
Selling, General and Administrative Expenses	765	1,628
Total Service from CONSOL Energy	$1,712	$2,425

At March 31, 2016 and December 31, 2015, the Partnership had a net payable to CONSOL Energy in the amount of $1,280 and $3,452, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

We believe that transactions with related parties, other than certain transactions with CONSOL Energy related to administrative services, were conducted on terms comparable to those with unrelated parties.

CFI Loan

CPCC had several related party long-term notes with CFI as of March 31, 2015, pursuant to which CPCC was the obligor. The loan represented multiple 10-year term notes between CPCC and CONSOL Financial Inc. ("CFI"), a wholly owned subsidiary of CONSOL Energy, at the applicable federal funds rates in effect upon execution, which were due at various future dates throughout the year. In conjunction with the IPO, these notes were excluded from the Partnership's liabilities. Interest expense related to these notes was $2,407 for the three months ended March 31, 2015 and is included in Interest Expense in the accompanying Consolidated Statements of Operations.

NOTE 12—LONG-TERM INCENTIVE PLAN:

Under the CNX Coal Resources LP 2015 Long-Term Incentive Plan (the “LTIP”), our general partner may issue long-term equity based awards to directors, officers and employees of our general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services for us. These awards will be intended to compensate the recipients thereof based on the performance of our common units and their continued service during the vesting period, as well as to align their long-term interests with those of our unitholders. We are responsible for the cost of awards granted under the LTIP and all determinations with respect to awards to be made under the LTIP are made by the board of directors of our general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law, which we refer to as the plan administrator.

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

The Partnership's general partner has granted equity-based phantom units that vest over a period of continued service with the Partnership. The phantom units will be paid in common units upon vesting or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon change in control of the Partnership.  Compensation expense is recognized on a straight-line basis over a requisite service period, which is generally the vesting term. The Partnership recognized $308 of compensation expense for the three months ended March 31, 2016, which is included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. As of March 31, 2016, there is $2,766 of unearned compensation that will vest over a weighted average period of 2.63 years. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2015	6,456	$14.39
Granted	392,268	$7.90
Forfeited	(9,821)	$7.90
Nonvested at March 31, 2016	388,903	$8.01
NOTE 13—SUBSEQUENT EVENTS:

On April 25, the Board of Directors of CNX Coal Resources GP LLC, the general partner of CNX Coal Resources LP, declared a cash distribution to the Partnership's unitholders for the first quarter of 2016 of $0.5125 per common and subordinated units. The cash distribution will be paid on May 12, 2016 to the unitholders of record at the close of business on May 5, 2016.

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

Overview

We are a growth-oriented master limited partnership formed by CONSOL Energy in 2015 to manage and further develop all of its thermal coal operations in Pennsylvania. Our initial assets include a 20% undivided interest in, and operational control over, CONSOL Energy's Pennsylvania mining complex, which consists of three underground mines and related infrastructure that produce high-Btu bituminous thermal coal that is sold primarily to electric utilities in the eastern United States, our core market. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, the industry experience of our management team and our relationship with CONSOL Energy position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) coal production, sales volumes and average sales price, which drive coal sales revenue; (ii) cost of coal sold, a non-GAAP financial measure; (iii) adjusted EBITDA, a non-GAAP financial measure; and (iv) distributable cash flow, a non-GAAP financial measure.

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sales on a cost per ton basis. Our cost of coal sold per ton represents our costs divided by the tons of coal we sell. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration, and depreciation, depletion and amortization costs. Our costs exclude any indirect costs such as general and administrative costs and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold is total costs.

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

	Three Months Ended March 31,
	2016	2015
Total Costs	$45,340	$60,243
Freight expense	(2,615)	(474)
Selling, general and administrative expenses	(1,684)	(2,125)
Interest expense	(1,994)	(2,381)
Other costs (non-production)	(2,907)	914
Depreciation. depletion and amortization (non-production)	(1,246)	(472)
Cost of coal sold	$34,894	$55,705

The following table presents a reconciliation of average cash margin per ton for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
Total coal revenue	$45,233	$76,887
Operating and other costs	30,794	46,114
Depreciation, depletion and amortization	8,253	9,149
Less: Other costs (non-production)	(2,907)	914
Less: Depreciation, depletion and amortization (non-production)	(1,246)	(472)
Total cost of coal sold	$34,894	$55,705
Total coal tons sold	1,052	1,307
Average sales price per ton sold	$42.99	$58.82
Average cost per ton sold	33.16	42.62
Average margin per ton sold	9.83	16.20
Add: Total depreciation, depletion and amortization costs per ton sold	6.45	6.66
Average cash margin per ton sold	$16.28	$22.86

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

	Three Months Ended March 31,
	2016	2015
Net income	$2,499	$17,349
Plus:
Interest expense	1,994	2,381
Depreciation, depletion and amortization	8,253	9,149
Stock/Unit based compensation	308	455
Adjusted EBITDA	$13,054	$29,334
Less:
Cash Interest	1,967	7
Estimated Maintenance Capital Expenditures	6,700	7,508
Distributable Cash Flow	$4,387	$21,819

Net Cash Provided by Operating Activities	$2,285	$27,444
Less:
Interest Expense, Net	1,994	2,381
Other, Including Working Capital	(12,763)	(4,271)
Adjusted EBITDA	$13,054	$29,334
Less:
Cash Interest	1,967	7
Estimated Maintenance Capital Expenditures	6,700	7,508
Distributable Cash Flow	$4,387	$21,819

Results of Operations

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Total net income was $2,499 for the three months ended March 31, 2016 compared to $17,349 for the three months ended March 31, 2015. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended,
	March 31,
	2016	2015	Variance
	(in thousands)
Revenue:
Coal revenue	$45,233	$76,887	$(31,654)
Freight revenue	2,615	474	2,141
Other income (loss)	(9)	231	(240)
Total revenue and other income	47,839	77,592	(29,753)
Cost of coal sold:
Operating costs	27,887	47,028	(19,141)
Depreciation, depletion and amortization	7,007	8,677	(1,670)
Total cost of coal sold	34,894	55,705	(20,811)
Other costs:
Other costs	2,907	(914)	3,821
Depreciation, depletion and amortization	1,246	472	774
Total other costs	4,153	(442)	4,595
Freight expense	2,615	474	2,141
Selling, general and administrative expenses	1,684	2,125	(441)
Interest expense	1,994	2,381	(387)
Total costs	45,340	60,243	(14,903)
Net income	$2,499	$17,349	$(14,850)
Adjusted EBITDA	$13,054	$29,334	$(16,280)
Distributable Cash Flow	$4,387	$21,819	$(17,432)

Coal Production Rates

The table below presents total tons produced from the Pennsylvania mining complex on our 20% undivided interest for the periods indicated:

	Three Months Ended March 31,
Mine	2016	2015	Variance
Bailey	560	586	(26)
Enlow Fork	504	514	(10)
Harvey	23	202	(179)
Total	1,087	1,302	(215)

Coal production was 1,087 tons for the three months ended March 31, 2016 compared to 1,302 tons for the three months ended March 31, 2015. The 215 decrease was attributable to the idling of one longwall and reducing production to adjust to the contracted sales commitments.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended March 31, 2016 and 2015 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	For the Three Months Ended March 31,
	2016	2015	Variance
Total Tons Sold (in thousands)	1,052	1,307	(255)
Average Sales Price Per Ton Sold	$42.99	$58.82	$(15.83)

Operating Costs Per Ton Sold (Cash Cost)	$26.71	$35.96	$(9.25)
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.45	6.66	(0.21)
Total Costs Per Ton Sold	$33.16	$42.62	$(9.46)
Average Margin Per Ton Sold	$9.83	$16.20	$(6.37)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.45	6.66	(0.21)
Average Cash Margin Per Ton Sold (1)	$16.28	$22.86	$(6.58)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $45,233 for the three months ended March 31, 2016 compared to $76,887 for the three months ended March 31, 2015. The $31,654 decrease was attributable to a $15.83 per ton lower average sales price and a 255 decrease in tons sold. The lower sales volumes and average coal sales price per ton sold in the 2016 period were primarily the result of slower than usual customer deliveries replaced with lower priced export sales and the overall decline in the domestic and global thermal coal markets.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $2,141 in the period-to-period comparison due to increased shipments to customers where we were contractually obligated to provide transportation services.

Cost of Coal Sold

Cost of coal sold is comprised of operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $34,894 for the three months ended March 31, 2016, or $20,811 lower than the $55,705 for the three months ended March 31, 2015. Total costs per ton sold were $33.16 per ton for the three months ended March 31, 2016 compared to $42.62 per ton for the three months ended March 31, 2015. The decrease in the cost of coal sold was driven by the idling of one longwall, reduction of staffing levels and the realignment of employee benefits. All of the above steps resulted in a more consistent operating schedule at the mines, reduced labor cost and improved productivity. Productivity for the first quarter, as measured by tons per employee-hour, improved by 14% compared to the year-ago period, despite the reduced number of longwalls in operation.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $4,595 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase is primarily attributable to $2,936 of costs related to temporarily idling one of the longwalls at the Pennsylvania mining complex to optimize the operating schedule. The increase in other costs is also partly attributable to a net periodic benefit credit of $961 related to the 2014 OPEB plan amendment for the three months ended March 31, 2015 compared to the three months ended March 31, 2016 where no costs were recorded as the Partnership had no further OPEB obligation in connection with the completion of the IPO.

Selling, General, and Administrative Expense

Selling, General, and Administrative Expenses decreased $441 period-to-period primarily due to reduced staffing levels and the realignment of employee benefits in 2016 compared to 2015.

Upon the closing of the IPO, the Partnership entered into a service arrangement with CONSOL Energy to receive certain selling, general and administrative services which are paid monthly based on a fixed fee. In addition, the Partnership incurred costs related to being a publicly traded entity including stand-alone audit fees, board of director fees and phantom unit expenses. For the three months ended March 31, 2016, the Partnership incurred $1,684 of selling, general and administrative expenses.

For the three months ended March 31, 2015, CONSOL Energy allocated selling, general and administrative expenses based upon the level of operating activity of its underlying business units. The amount of selling, general and administrative expenses incurred was $2,125 for the three months ended March 31, 2015.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $1,994, which primarily relates to the revolving credit facility that we entered into in connection with the completion of the IPO. For the three months ended March 31, 2015, $2,381 of interest expense was incurred primarily on the CFI loan, which was excluded from the Partnership at the time of the IPO.

Adjusted EBITDA

Adjusted EBITDA was $13,054 for the three months ended March 31, 2016 compared to $29,334 for the three months ended March 31, 2015. The $16,280 decrease was a result of $15.83 per ton decrease in the average sales price per ton, offset in part, by a $9.25 improvement in the cash cost of coal sales per ton. This resulted in a $6,922 decrease in Adjusted EBITDA. Additional decreases to Adjusted EBITDA were $5,829 related to a decrease of 255 sales tons and cash costs of $2,124 related to idling one of the longwalls at the Pennsylvania mining complex. The remaining variance is due to the prior year OPEB adjustment as described above and other various transactions, none of which were material.

Distributable Cash Flow

Distributable cash flow was $4,387 for the three months ended March 31, 2016 compared to $21,819 for the three months ended March 31, 2015. The $17,432 decrease was attributed to a $16,280 decrease in Adjusted EBITDA as discussed above and a $1,960 increase in the cash interest paid offset by a $808 decrease in estimated maintenance capital expenditures.

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

We intend to pay a minimum quarterly distribution of $0.5125 per unit per quarter, which equates to an aggregate distribution of approximately $12,144 per quarter, or approximately $48,576 per year, based on the number of common units, subordinated units and the general partner interest that are outstanding as of March 31, 2016. We do not have a legal or contractual obligation to pay distributions quarterly (or on any other basis) at our minimum quarterly distribution rate (or at any other rate). Please read “Cash Distribution Policy and Restrictions on Distributions” in our filed Prospectus for further information.

Revolving Credit Facility

Obligations under our revolving credit facility are guaranteed by our subsidiaries (the “guarantor subsidiaries”) and are secured by substantially all of our and our subsidiaries’ assets pursuant to a security agreement and various mortgages. CONSOL Energy is not a guarantor of our obligations under our revolving credit facility.

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

The unused portion of our revolving credit facility is subject to a commitment fee of 0.50% per annum. Interest on outstanding indebtedness under our revolving credit facility accrues, at our option, at a rate based on either:

•	The highest of (i) PNC Bank N.A.’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 1.50% to 2.50%; or

•	the LIBOR rate plus a margin ranging from 2.50% to 3.50%.

As of March 31, 2016, the $400,000 facility had $200,000 of borrowings outstanding, leaving $200,000 unused capacity. Interest on outstanding borrowings under the revolving credit facility at March 31, 2016 was accrued at 3.19% based on a LIBOR rate of 0.44%, plus a margin of 2.75%.

Our revolving credit facility matures on July 7, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain affirmative and negative covenants.

Affirmative covenants include, among others, requirements relating to: (i) the preservation of existence; (ii) the payment of obligations, including taxes; (iii) the maintenance of properties and equipment, insurance and books and records; (iv) compliance with laws and material contracts; (v) use of proceeds; (vi) the subordination of intercompany loans; (vii) compliance with anti-terrorism, anti-money laundering, anti-corruption and sanctions laws; and (viii) collateral.

Negative covenants include, among others, restrictions on our and our guarantor subsidiaries’ ability to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) make or pay any dividends or distributions; provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iv) merge with or into another person, liquidate or dissolve, acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (v) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania mining complex and make investments in the Pennsylvania mining complex in accordance with our ratable ownership; (vi) sell, transfer, convey, assign or dispose of our assets or properties other than in the ordinary course of business and other select instances; (vii) deal with any affiliate except in the ordinary course of business on terms no less favorable to us than we would otherwise receive in an arm’s length transaction; (viii) amend organizational documents or any documentation governing certain material debt; and (ix) amend, waive or grant a consent under any material contract. In addition, we are obligated to maintain at the end of each fiscal quarter (x) a minimum interest coverage ratio of at least 3.00 to 1.00 and (y) a maximum total leverage ratio of no greater than 3.50 to 1.00 (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition). At March 31, 2016, the interest coverage ratio was 10.14 to 1.00 and the total leverage ratio was 2.44 to 1.00.

Our revolving credit facility also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

Cash Flows

	For the Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)
Cash flows provided by operating activities	$2,285	$27,444	$(25,159)
Cash used in investing activities	$(2,567)	$(6,491)	$3,924
Cash provided by (used in) financing activities	$2,846	$(20,952)	$23,798

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015:

Cash flows provided by operating activities decreased $25,159 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the following items:

•	Net income decreased $14,850 in the period-to-period comparison;

•
Other adjustments to reconcile net income to cash flow provided by operating activities decreased $380 in the three months ended March 31, 2016 primarily due to a $896 decrease in depreciation, depletion, and amortization, offset in part by $516 of various immaterial transactions; and

•
Changes in operating and other assets and liabilities decreased $9,929 primarily due to a change in accounts receivable and related party payables. As part of the IPO, the Partnership no longer sells its receivables to CONSOL Energy and pays CONSOL for services provided in accordance with the Omnibus agreement.

Net cash used in investing activities decreased $3,924 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the following items:

•	Capital expenditures decreased $3,929 primarily due to a $2,298 decrease in equipment expenditures and an $810 decrease in water treatment expenditures; and

•	Proceeds from sale of assets decreased $5 due to various immaterial transactions that occurred throughout both periods.

Net cash used in financing activities decreased $23,798 in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the following items:

•	Net parent advances were $18,543 for the three months ended March 31, 2015. At the closing of the IPO, there were no further net parent advances;

•	Debt issuance costs were $2,401 for the three months ended March 31, 2015. There were no such costs for the three months ended March 31, 2016; and

•	For the three months ended March 31, 2016 there were:

◦	Proceeds of $15,000 from the revolver; and

◦	Cash distributions of $12,144 to limited unitholders and the general partner.

Capital Expenditures

For the three months ended March 31, 2016, the total capital expenditures of our Partnership were $2,581 compared to capital expenditures of $6,510 for the three months ended March 31, 2015.

	For the Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)
Building and infrastructure	1,490	1,923	(433)
Equipment purchases and rebuilds	445	2,743	(2,298)
Refuse storage area	172	477	(305)
Water treatment systems	98	908	(810)
Other	376	459	(83)
Total capital expenditures	$2,581	$6,510	$(3,929)
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
Contractual Obligations

Our contractual obligations include the revolving credit facility, operating leases, capital leases, asset retirement obligations and other long-term liability commitments. Since December 31, 2015, there have been no material changes to our contractual obligations within the ordinary course of business.

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	changes in coal prices or the costs of mining or transporting coal;

•	uncertainty in estimating economically recoverable coal reserves and replacement of reserves;

•	our ability to develop our existing coal reserves and successfully execute our mining plans;

•	changes in general economic conditions, both domestically and globally;

•	competitive conditions within the coal industry;

•	changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers;

•	the availability and price of coal to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	our ability to successfully implement our business plan;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to coal mining;

•	major equipment failures and difficulties in obtaining equipment, parts and raw materials;

•	availability, reliability and costs of transporting coal;

•	adverse or abnormal geologic conditions, which may be unforeseen;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor availability, relations and other workforce factors;

•	defaults by our sponsor under our operating agreement and employee services agreement;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	delays in the receipt of, failure to receive or revocation of necessary governmental permits;

•	defects in title or loss of any leasehold interests with respect to our properties;

•	the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof;

•	the effect of new or expanded greenhouse gas regulations;

•	the effects of litigation; and

•	other factors discussed in our 2015 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, ‘Quantitative and Qualitative Disclosures About Market Risk,’ of our annual report on Form 10-K for the year ended December 31, 2015. Our exposures to market risk have not changed materially since December 31, 2015.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to paragraph one and two within Part 1, Item 1. Financial Statements, "Note 10. Commitments and Contingent Liabilities," which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in the “Risk Factors” Section in our 2015 Form 10-K. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to this quarterly report.
ITEM 5.    OTHER INFORMATION
The Partnership received prior notice, in accordance with the Omnibus agreement, from CONSOL Energy's proposed sale of its Buchanan Mine and the Partnership elected not to exercise its right of first offer with respect to the Buchanan Mine.  On March 31, 2016, CONSOL Energy consummated the sale of its Buchanan Mine to Coronado IV LLC by virtue of the sale of its membership interests in Buchanan Mining Company, LLC, which owns and operates the Buchanan Mine, which sale resulted in the termination of the Partnership’s right of first offer with respect to the Buchanan Mine.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

10.1*	Form of Restricted Phantom Award Agreement under CNX Coal Resources' LP 2015 Long-Term Incentive Plan (Executive Officers)	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2016, furnished in XBRL).	Filed herewith
*Compensatory plan or arrangement
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

Dated: April 28, 2016

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