Form 10-Q
period 2016-06-30
CNX Coal Resources LP
filed 2016-07-29
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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
Yes  ☐    No  ☒
CNX Coal Resources LP had 11,611,067 common units, 11,611,067 subordinated units and a 2% general partner interest outstanding at July 29, 2016.

Significant Relationships and Other Terms Referenced in this Quarterly Report

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

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Coal Revenue	$50,112	$63,799	$95,345	$140,686
Freight Revenue	2,237	541	4,852	1,015
Other Income	1,424	145	1,415	376
Total Revenue and Other Income	53,773	64,485	101,612	142,077

Operating and Other Costs [1]	36,837	39,256	67,631	85,370
Depreciation, Depletion and Amortization	8,339	9,467	16,592	18,616
Freight Expense	2,237	541	4,852	1,015
Selling, General and Administrative Expenses [2]	1,662	2,917	3,346	5,042
Interest Expense [3]	2,091	2,328	4,085	4,709
Total Costs	51,166	54,509	96,506	114,752
Net Income	$2,607	$9,976	$5,106	$27,325

Calculation of Limited Partner Interest in Net Income:
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources [4]	$2,607	N/A	$5,106	N/A
Less: General Partner Interest in Net Income	51	N/A	102	N/A
Limited Partner Interest in Net Income	$2,556	N/A	$5,004	N/A

Net Income per Limited Partner Unit - Basic	$0.11	N/A	$0.22	N/A
Net Income per Limited Partner Unit - Diluted	$0.11	N/A	$0.22	N/A

Limited Partner Units Outstanding - Basic	23,222,134	N/A	23,222,134	N/A
Limited Partner Units Outstanding - Diluted	23,301,391	N/A	23,254,115	N/A

Cash Distributions Declared per Unit [5]	$0.2563	N/A	$0.7688	N/A
Common Unit	$0.5125	N/A	$1.0250	N/A
Subordinated Unit	$—	N/A	$0.5125	N/A

1 Related Party of $1,016 and $1,155 for the three months ended and $2,029 and $1,795 for the six months ended June 30, 2016 and June 30, 2015, respectively.
2 Related Party of $962 and $1,897 for the three months ended and $1,896 and $3,525 for the six months ended June 30, 2016 and June 30, 2015, respectively.
3 Related Party of $2,433 and $4,840 for the three months ended and six months ended June 30, 2015, respectively.
4 Represents the general and limited partner interest in net income since closing of IPO.
5 Represents the cash distributions declared related to the period presented. See Note 13 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$2,607	$9,976	$5,106	$27,325

Actuarially Determined Long-Term Liability Adjustments:
Amortization of prior service credits	—	(4,853)	—	(6,167)
Recognized net actuarial (gain) loss	(17)	624	(37)	936
Other comprehensive income before reclassifications	—	3,842	—	3,842
Total Actuarially Determined Long-Term Liability Adjustments	(17)	(387)	(37)	(1,389)

Other Comprehensive Loss	(17)	(387)	(37)	(1,389)

Comprehensive Income	$2,590	$9,589	$5,069	$25,936

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$8,961	$6,531
Trade Receivables	18,148	15,518
Other Receivables	92	377
Inventories	8,893	9,791
Prepaid Expenses	2,682	4,080
Total Current Assets	38,776	36,297
Property, Plant and Equipment:
Property, Plant and Equipment	695,982	692,482
Less—Accumulated Depreciation, Depletion and Amortization	337,022	320,729
Total Property, Plant and Equipment—Net	358,960	371,753
Other Assets:
Other	17,185	14,079
Total Other Assets	17,185	14,079
TOTAL ASSETS	$414,921	$422,129

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts Payable	$11,240	$14,023
Accounts Payable—Related Party	981	3,452
Other Accrued Liabilities	32,332	29,978
Total Current Liabilities	44,553	47,453
Long-Term Debt:
Revolver, net of debt issuance and financing fees	194,394	180,946
Capital Lease Obligations	111	100
Total Long-Term Debt	194,505	181,046
Deferred Credits and Other Liabilities:
Pneumoconiosis Benefits	1,866	1,547
Workers’ Compensation	2,420	2,343
Asset Retirement Obligations	7,275	6,799
Other	536	571
Total Deferred Credits and Other Liabilities	12,097	11,260
TOTAL LIABILITIES	251,155	239,759
Partners' Capital:
Common Units (11,611,067 Units Outstanding at June 30, 2016 and December 31, 2015)	145,524	154,309
Subordinated Units (11,611,067 Units Outstanding at June 30, 2016 and December 31, 2015)	(3,212)	6,188
General Partner Interest	12,699	13,081
Accumulated Other Comprehensive Income	8,755	8,792
Total Partners' Capital	163,766	182,370
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$414,921	$422,129

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(Dollars in thousands)

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2015	$154,309	$6,188	$13,081	$8,792	$182,370
(unaudited)
Net Income	2,502	2,502	102	—	5,106
Other Comprehensive Loss	—	—	—	(37)	(37)
Unitholder Distributions	(11,902)	(11,902)	(484)	—	(24,288)
Unit Based Compensation	615	—	—	—	615
Balance at June 30, 2016	$145,524	$(3,212)	$12,699	$8,755	$163,766

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$5,106	$27,325
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	16,592	18,616
(Gain) Loss on Sale of Assets	9	(25)
Unit Based Compensation	615	—
Other Adjustments to Net Income	453	2
Changes in Operating Assets:
Accounts and Notes Receivable	(2,345)	(1,102)
Inventories	898	(1,234)
Prepaid Expenses	1,398	488
Changes in Other Assets	(3,106)	(360)
Changes in Operating Liabilities:
Accounts Payable	(1,909)	(4,569)
Accounts Payable—Related Party	(2,471)	—
Other Operating Liabilities	2,344	3,611
Changes in Other Liabilities	1,350	(4,214)
Net Cash Provided by Operating Activities	18,934	38,538
Cash Flows from Investing Activities:
Capital Expenditures	(5,202)	(13,593)
Proceeds from Sales of Assets	15	45
Net Cash Used in Investing Activities	(5,187)	(13,548)
Cash Flows from Financing Activities:
Proceeds from (Payments for) Miscellaneous Borrowings	(29)	4,814
Proceeds from Revolver, Net of Payments	13,000	—
Payments for Unitholder Distributions	(24,288)	—
Net Change in Parent Advances	—	(29,804)
Net Cash Used In Financing Activities	(11,317)	(24,990)
Net Increase in Cash	2,430	—
Cash at Beginning of Period	6,531	3
Cash at End of Period	$8,961	$3

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

For the three and six months ended June 30, 2016, the unaudited consolidated financial statements include the accounts of CNX Coal Resources LP and subsidiaries.

For the three and six months ended June 30, 2015, these unaudited consolidated financial statements were prepared from separate records maintained by CONSOL Energy, CPCC and Conrhein and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if CPCC and Conrhein had been operated as unaffiliated entities. As these unaudited consolidated financial statements represent the combination of two separate legal entities wholly owned by CONSOL Energy, the net assets of the Partnership have been presented as a Parent Net Investment. Parent Net Investment is primarily comprised of the Partnership’s undivided interest in (i) CONSOL Energy’s initial investment in CPCC and Conrhein (and any subsequent adjustments thereto); (ii) the accumulated net earnings; (iii) net transfers to or from CONSOL Energy, including those related to cash management functions performed by CONSOL Energy; (iv) non-cash changes in financing arrangements, including the conversion of certain related party liabilities into Parent Net Investment; and (v) corporate cost allocations. Transactions between the Partnership and CONSOL Energy or CONSOL Energy’s other subsidiaries have been identified in the financial statements as transactions between related parties.

The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2015 included in the Partnership’s Annual Report on Form10-K.

Reclassifications:

Certain amounts have been reclassified to conform with the current reporting classifications with no effect on previously reported net income or partners' capital.

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The following updates to Topic 606 were made during 2016:

•
In March 2016, the FASB updated Topic 606 by issuing ASU 2016-08 "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies how an entity determines whether it is a principal or an agent for goods or services promised to a customer as well as the nature of the goods or services promised to their customers.

•
In April 2016, the FASB issued Update 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which seeks to address implementation issues in the areas of identifying performance obligations and licensing.

•
In May 2016, the FASB issued Update 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The update, which was issued in response to feedback received by the FASB-IASB joint revenue recognition transition resource group (TRG), seeks to address implementation issues in the areas of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

After considering the FASB's issuance of a standard that delayed application of Topic 606 by one year, the new standards are effective for annual reporting periods beginning after December 15, 2018, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. We are currently evaluating the method of adoption as it relates to ASU 2014-09 and the impacts that these standards will have on the Partnership's financial statements.

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
The following table illustrates the Partnership's calculation of net income per unit for common and subordinated partner units (in thousands, except for per unit information):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources	$2,607	$5,106
Less: General Partner Interest in Net Income	51	102
Limited Partner Interest in Net Income	$2,556	$5,004

Net Income Allocable to Common Units	$1,278	$2,502
Net Income Allocable to Subordinated Units	1,278	2,502
Limited Partner Interest in Net Income	$2,556	$5,004

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	11,611,067	11,611,067
Subordinated Units	11,611,067	11,611,067
Total	23,222,134	23,222,134
Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	11,690,324	11,643,048
Subordinated Units	11,611,067	11,611,067
Total	23,301,391	23,254,115

Net Income Per Limited Partner Unit - Basic and Diluted
Common Units	$0.11	$0.22
Subordinated Units	$0.11	$0.22

For the three and six months ended June 30, 2016, there were no phantom units excluded from the computation of the diluted net income per limited partner unit.
NOTE 3—INVENTORIES:

	June 30, 2016	December 31, 2015
Coal	$595	$932
Supplies	8,298	8,859
Total Inventories	$8,893	$9,791

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

NOTE 4—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2016	December 31, 2015
Coal and other plant and equipment	$458,610	$456,835
Coal properties and surface lands	96,663	96,789
Airshafts	72,212	70,374
Mine development	65,231	65,231
Coal advance mining royalties	3,266	3,253
Total property, plant and equipment	695,982	692,482
Less: Accumulated depreciation, depletion and amortization	337,022	320,729
Total Net Property, Plant and Equipment	$358,960	$371,753

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

As of June 30, 2016 and December 31, 2015, property, plant and equipment includes gross assets under capital lease of $426 and $385, respectively. Accumulated amortization for capital leases was $254 and $237 at June 30, 2016 and December 31, 2015, respectively. Amortization expense for assets under capital leases approximated $11 and $7 for the three months ended and $24 and $13 for the six months ended June 30, 2016 and June 30, 2015, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.
NOTE 5—OTHER ACCRUED LIABILITIES:

	June 30, 2016	December 31, 2015
Subsidence liability	$19,992	$17,922
Accrued payroll and benefits	2,979	2,842
Litigation	2,080	1,710
Equipment lease rental	1,953	1,953
Other	3,471	2,630
Current portion of long-term liabilities:
Workers' compensation	1,130	1,144
Asset retirement obligations	472	1,530
Long-term disability	156	163
Capital leases	59	49
Pneumoconiosis benefits	40	35
Total Other Accrued Liabilities	$32,332	$29,978
NOTE 6—REVOLVING CREDIT FACILITY:

	June 30, 2016	December 31, 2015
Revolver, carrying amount	$198,000	$185,000
Less: Debt issuance and financing fees	3,606	4,054
Revolver, net	$194,394	$180,946

Revolving Credit Facility

Obligations under our $400,000 senior secured revolving credit facility, with certain lenders and PNC Bank N.A, as administrative agent, are guaranteed by our subsidiaries and are secured by substantially all of our and our subsidiaries’ assets pursuant to a security agreement and various mortgages. CONSOL Energy is not a guarantor of our obligations under our revolving credit facility.

The unused portion of our revolving credit facility is subject to a commitment fee of 0.50% per annum. Interest on outstanding indebtedness under our revolving credit facility accrues, at our option, at a rate based on either:

•
The highest of (i) PNC Bank N.A.’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio; or

•	the LIBOR rate plus a margin ranging from 2.50% to 3.50% depending on the total leverage ratio.

As of June 30, 2016, the revolving credit facility had $198,000 of borrowings outstanding, leaving $202,000 unused capacity. At December 31, 2015, the revolving credit facility had $185,000 of borrowings outstanding, leaving $215,000 unused capacity. Interest on outstanding borrowings under the revolving credit facility at June 30, 2016 was accrued at 3.45% based on a LIBOR rate of 0.45%, plus a margin of 3.00% and interest on outstanding borrowings under the revolving credit facility at December 31, 2015 was accrued at 3.17% based on a LIBOR rate of 0.42%, plus a margin of 2.75%.

Our revolving credit facility matures on July 7, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain affirmative and negative covenants. The revolving credit facility requires that the Partnership maintains a minimum interest coverage ratio of at least 3.00 to 1.00, which is calculated as the ratio of trailing 12 months Adjusted EBITDA, as defined in the credit agreement, to cash interest expense of the Partnership, measured quarterly. The Partnership must also maintain a maximum total leverage ratio not greater than 3.50 to 1.00, which is calculated as the ratio of total consolidated indebtedness to trailing 12 months Adjusted EBITDA, as defined in the credit agreement, measured quarterly. At June 30, 2016, the interest coverage ratio was 9.59 to 1.00 and the total leverage ratio was 2.72 to 1.00.
NOTE 7—COMPONENTS OF OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Prior to the IPO, the Partnership was obligated to CONSOL Energy for a portion of the medical and life insurance benefits to certain retired employees of CPCC (the "OPEB" plans). On May 31, 2015, the Salaried OPEB and Production and Maintenance ("P&M") OPEB plans were remeasured to reflect an announced plan amendment resulting in a reduction in the OPEB liability and an increase in Other Comprehensive Income of $3,771. In conjunction with the IPO, on July 7, 2015, the OPEB liability and related accumulated other comprehensive income were retained by CONSOL Energy, and the Partnership has no further OPEB obligation as of such date. Therefore, no OPEB payments have been made for the six months ended June 30, 2016.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Interest cost	$18	$47
Amortization of prior service credits	(4,853)	(6,167)
Recognized net actuarial loss	635	959
Net periodic benefit cost	$(4,200)	$(5,161)
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

	CWP				Workers' Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$163	$51	$316	$102	$260	$331	$519	$662
Interest cost	14	13	29	26	26	29	53	58
Amortization of actuarial (gain)	(16)	(14)	(34)	(28)	(4)	—	(8)	—
State administrative fees and insurance bond premiums	—	—	—	—	33	120	61	240
Net periodic benefit cost	$161	$50	$311	$100	$315	$480	$625	$960

The Partnership does not expect to contribute to CONSOL Energy's CWP plan in 2016 as it intends to pay benefit claims as they become due. For the six months ended June 30, 2016, $21 of CWP benefit claims have been paid.

The Partnership does not expect to contribute to CONSOL Energy's Workers’ Compensation plan in 2016 as it intends to pay benefit claims as they become due. For the six months ended June 30, 2016, $557 of Workers’ Compensation benefits, state administrative fees and surety bond premiums have been paid.
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$198,000	$198,000	$185,000	$185,000
The Partnership’s debt obligations are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.
NOTE 10—COMMITMENTS AND CONTINGENT LIABILITIES:

The Partnership is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations (including environmental remediation), employment and contract disputes and other claims and actions arising out of the normal course of business. We accrue the estimated loss for these lawsuits and claims when the loss is probable and can be estimated. Our current estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Partnership. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the financial position, results of operations or cash flows of the Partnership; however, such amounts cannot be reasonably estimated.

CONSOL Energy received from the U.S. Environmental Protection Agency (the "EPA") on April 8, 2011, a request for information relating to National Pollutant Discharge Elimination System (NPDES) Permit compliance at the Partnership's Bailey and Enlow Fork Mines. In response, CPCC submitted water discharge monitoring and other data to the EPA. In early 2013, the case was referred to the U.S. Department of Justice (DOJ), and Pennsylvania Department of Environmental Protection (PA DEP) also became involved. On December 18, 2014, the DOJ provided CONSOL Energy a proposed Consent Decree to resolve certain Clean Water Act and Clean Streams Law claims against CONSOL Energy, Inc. and CPCC with respect to the Bailey Mine Complex. After negotiations, the parties reached an agreement in principle on the terms of a Consent Decree naming CONSOL Energy Inc., CPCC and CNX Coal Resources LP as defendants. The draft Consent Decree is awaiting senior-level approval at DOJ, EPA and PA DEP.  Subject to receipt of that approval, a proposed Consent Decree executed by all of the parties would be filed with the United States District Court for the Western District of Pennsylvania and noticed for public comment.  Subject to the resolution of any public comments, the governments would file a joint motion seeking entry of the proposed Consent Decree by the court. The Partnership has established an accrual to cover its liability in this matter. This accrual is immaterial to the overall financial position of the Partnership and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

At June 30, 2016, the Partnership is contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $59,796. The instruments are comprised of $1,189 employee-related and other letters of credit expiring in the next three years, $50,755 of environmental surety bonds expiring within the next three years, and $7,852 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

The Partnership enters into long-term unconditional purchase obligations for the acquisition of certain specialized machinery and equipment. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of June 30, 2016, the Partnership had $196 of purchase obligations, all of which are due in less than one year.
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

Charges for services from CONSOL Energy include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating and Other Costs	$1,016	$1,155	$2,029	$1,795
Selling, General and Administrative Expenses	962	1,897	1,896	3,525
Total Service from CONSOL Energy	$1,978	$3,052	$3,925	$5,320

At June 30, 2016 and December 31, 2015, the Partnership had a net payable to CONSOL Energy in the amount of $981 and $3,452, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

CFI Loan

CPCC had several related party long-term notes with CONSOL Financial Inc. ("CFI"), a wholly owned subsidiary of CONSOL Energy, as of June 30, 2015, pursuant to which CPCC was the obligor. The loan represented multiple 10-year term notes between CPCC and CFI at the applicable federal funds rates in effect upon execution, which were due at various future dates throughout the year. In conjunction with the IPO, these notes were excluded from the Partnership's liabilities. Payments for these notes were $13,592 for the three and six months ended June 30, 2015 and proceeds from additional notes were $13,592 for the three and six months ended June 30, 2015. Interest expense related to these notes were $2,433 and $4,840 for the three and six months ended June 30, 2015 and are included in Interest Expense in the accompanying Consolidated Statements of Operations.
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

The Partnership's general partner has granted equity-based phantom units that vest over a period of continued service with the Partnership. The phantom units will be paid in common units upon vesting or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon change in control of the Partnership.  Compensation expense is recognized on a straight-line basis over a requisite service period, which is generally the vesting term. The Partnership recognized $308 and $615 of compensation expense for the three and six months ended June 30, 2016, which is included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. As of June 30, 2016, there is $2,462 of unearned compensation that will vest over a weighted average period of 2.42 years. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2015	6,456	$14.39
Granted	392,688	$7.90
Forfeited	(9,821)	$7.90
Nonvested at June 30, 2016	389,323	$8.01
NOTE 13—SUBSEQUENT EVENTS:

While we are seeing positive developments in the coal markets, the general partner has elected not to pay a distribution to holders of subordinated units, which are held in their entirety by CONSOL Energy, in respect of the period ended June 30, 2016 to preserve liquidity and maintain balance sheet strength. On July 19, 2016, the Board of Directors of CNX Coal Resources GP LLC, the general partner of CNX Coal Resources LP, declared a cash distribution to the Partnership's common unitholders for the second quarter of 2016 of $0.5125 and the general partner interest for the second quarter of 2016. The cash distribution will be paid on August 15, 2016 to the common unitholders of record at the close of business on August 8, 2016.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) coal production, sales volumes and average sales price; (ii) cost of coal sold, a non-GAAP financial measure; (iii) average cash margin per ton, an operating ratio derived from non-GAAP financial measures, (iv) adjusted EBITDA, a non-GAAP financial measure; and (v) distributable cash flow, a non-GAAP financial measure.

Cost of coal sold, average cash margin per ton, adjusted EBITDA and distributable cash flow normalize the volatility contained with in GAAP measures, by adjusting certain non-operating or non-cash transactions. These metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sales on a cost per ton basis. Our cost of coal sold per ton represents our costs of coal sold divided by the tons of coal we sell. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration, and depreciation, depletion and amortization costs. Our costs exclude any indirect costs such as general and administrative costs and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold is total costs.

We define average cash margin per ton as (i) average coal revenue per ton, net of average cost of coal sold per ton, less depreciation, depletion and amortization, as adjusted for (ii) non-production related costs.

We define adjusted EBITDA as (i) net income (loss) before net interest expense, depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as Unit Based Compensation. The GAAP measure most directly comparable to adjusted EBITDA is net income.

We define distributable cash flow as (i) net income (loss) before net interest expense, depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as unit based compensation, less net cash interest paid and estimated maintenance capital expenditures. Distributable cash flow will not reflect changes in working capital balances. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities.

The following table presents a reconciliation of cost of coal sold to total costs, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Costs	$51,166	$54,509	$96,506	$114,752
Freight Expense	(2,237)	(541)	(4,852)	(1,015)
Selling, General and Administrative Expenses	(1,662)	(2,917)	(3,346)	(5,042)
Interest Expense	(2,091)	(2,328)	(4,085)	(4,709)
Other Costs (Non-Production)	(2,052)	2,020	(4,959)	2,934
Depreciation, Depletion and Amortization (Non-Production)	(600)	(627)	(1,846)	(1,099)
Cost of Coal Sold	$42,524	$50,116	$77,418	$105,821

The following table presents a reconciliation of average cash margin per ton for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Coal Revenue	$50,112	$63,799	$95,345	$140,686
Operating and Other Costs	36,837	39,256	67,631	85,370
Depreciation, Depletion and Amortization	8,339	9,467	16,592	18,616
Less: Other Costs (Non-Production)	(2,052)	2,020	(4,959)	2,934
Less: Depreciation, Depletion and Amortization (Non-Production)	(600)	(627)	(1,846)	(1,099)
Total Cost of Coal Sold	$42,524	$50,116	$77,418	$105,821
Total Tons Sold	1,234	1,135	2,286	2,442
Average Sales Price Per Ton Sold	$40.61	$56.21	$41.70	$57.61
Average Cost Per Ton Sold	34.46	44.15	33.86	43.33
Average Margin Per Ton Sold	6.15	12.06	7.84	14.28
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.50	7.55	6.47	7.08
Average Cash Margin Per Ton Sold	$12.65	$19.61	$14.31	$21.36

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated. The table also presents a reconciliation of distributable cash flow to net income and operating cash flows, the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$2,607	$9,976	$5,106	$27,325
Plus:
Interest Expense	2,091	2,328	4,085	4,709
Depreciation, Depletion and Amortization	8,339	9,467	16,592	18,616
OPEB Plan Change	—	(3,559)	—	(3,559)
Backstop Loan Fees	—	1,467	—	1,516
Stock/Unit Based Compensation	307	391	615	846
Adjusted EBITDA	$13,344	$20,070	$26,398	$49,453
Less:
Cash Interest	1,789	4,832	3,756	4,839
Estimated Maintenance Capital Expenditures	6,752	7,442	13,452	14,950
Distributable Cash Flow	$4,803	$7,796	$9,190	$29,664

Net Cash Provided by Operating Activities	$16,649	$13,495	$18,934	$38,538
Less:
Interest Expense, Net	2,091	2,328	4,085	4,709
Other, Including Working Capital	1,214	(8,903)	(11,549)	(15,624)
Adjusted EBITDA	$13,344	$20,070	$26,398	$49,453
Less:
Cash Interest	1,789	4,832	3,756	4,839
Estimated Maintenance Capital Expenditures	6,752	7,442	13,452	14,950
Distributable Cash Flow	$4,803	$7,796	$9,190	$29,664

Results of Operations

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

Total net income was $2,607 for the three months ended June 30, 2016 compared to $9,976 for the three months ended June 30, 2015. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended,
	June 30,
	2016	2015	Variance
	(in thousands)
Revenue:
Coal Revenue	$50,112	$63,799	$(13,687)
Freight Revenue	2,237	541	1,696
Other Income	1,424	145	1,279
Total Revenue and Other Income	53,773	64,485	(10,712)
Cost of Coal Sold:
Operating Costs	34,785	41,276	(6,491)
Depreciation, Depletion and Amortization	7,739	8,840	(1,101)
Total Cost of Coal Sold	42,524	50,116	(7,592)
Other Costs:
Other Costs	2,052	(2,020)	4,072
Depreciation, Depletion and Amortization	600	627	(27)
Total Other Costs	2,652	(1,393)	4,045
Freight Expense	2,237	541	1,696
Selling, General and Administrative Expenses	1,662	2,917	(1,255)
Interest Expense	2,091	2,328	(237)
Total Costs	51,166	54,509	(3,343)
Net Income	$2,607	$9,976	$(7,369)
Adjusted EBITDA	$13,344	$20,070	$(6,726)
Distributable Cash Flow	$4,803	$7,796	$(2,993)

Coal Production Rates

The table below presents total tons produced from the Pennsylvania mining complex on our 20% undivided interest basis for the periods indicated:

	Three Months Ended June 30,
Mine	2016	2015	Variance
Bailey	545	576	(31)
Enlow Fork	488	433	55
Harvey	158	162	(4)
Total	1,191	1,171	20

Coal production was 1,191 tons for the three months ended June 30, 2016 compared to 1,171 tons for the three months ended June 30, 2015. Despite the weak market conditions, the Partnership's coal production increased 20 tons to satisfy demand.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended June 30, 2016 and 2015 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	For the Three Months Ended June 30,
	2016	2015	Variance
Total Tons Sold (in thousands)	1,234	1,135	99
Average Sales Price Per Ton Sold	$40.61	$56.21	$(15.60)

Operating Costs Per Ton Sold (Cash Cost)	$27.96	$36.60	$(8.64)
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.50	7.55	(1.05)
Total Costs Per Ton Sold	$34.46	$44.15	$(9.69)
Average Margin Per Ton Sold	$6.15	$12.06	$(5.91)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.50	7.55	(1.05)
Average Cash Margin Per Ton Sold (1)	$12.65	$19.61	$(6.96)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $50,112 for the three months ended June 30, 2016 compared to $63,799 for the three months ended June 30, 2015. The $13,687 decrease was attributable to a $15.60 per ton lower average sales price offset by a 99 increase in tons sold. The lower average sales price per ton sold in the 2016 period was primarily the result of the overall decline in the domestic and global thermal coal markets. While the overall trend of customer deferrals peaked in May 2016, our marketing team continues to work with a few customers who are still facing challenges due to high inventory levels. During the period, we pursued legal action against one of our customers, who we believe is in breach of the contract terms. We believe this will continue to weigh on our average realized price per ton.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $1,696 in the period-to-period comparison due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $1,424 for the three months ended June 30, 2016 compared to $145 for the three months ended June 30, 2015. The $1,279 increase was primarily attributable to a customer's partial coal contract buyout in the amount of $1,258 in 2016.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $42,524 for the three months ended June 30, 2016, or $7,592 lower than the $50,116 for the three months ended June 30, 2015. Total costs per ton sold were $34.46 per ton for the three months ended June 30, 2016 compared to $44.15 per ton for the three months ended June 30, 2015. The decrease in the cost of coal sold was driven by a reduction in staffing levels, vendor concessions and the realignment of employee benefits compared to the prior year period. All of the above steps resulted in a more consistent operating schedule at the mines, reduced labor cost and improved productivity. Productivity for the second quarter, as measured by tons per employee-hour, improved by 17% compared to the year-ago period.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $4,045 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase is primarily attributable to a net periodic benefit credit of $4,200 related to the 2015 OPEB plan remeasurement for the three months ended June 30, 2015 compared to the three months ended June 30, 2016 where no costs were recorded as the Partnership had no further OPEB obligation in connection with the completion of the IPO.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses decreased $1,255 period-to-period primarily due to reduced staffing levels and the realignment of employee benefits in 2016 compared to 2015. Upon the closing of the IPO, the Partnership entered into a service arrangement with CONSOL Energy to receive certain selling, general and administrative services which are paid monthly based on a fixed fee. In addition, the Partnership incurred costs related to being a publicly traded entity including stand-alone audit fees, board of director fees and phantom unit expenses. For the three months ended June 30, 2015, CONSOL Energy allocated selling, general and administrative expenses based upon the level of operating activity of its underlying business units.

Interest Expense

Interest expense for the three months ended June 30, 2016 was $2,091, which primarily relates to obligations under our revolving credit facility. For the three months ended June 30, 2015, $2,328 of interest expense was incurred primarily on the CFI loan, which was excluded from the Partnership's assets and liabilities at the time of the IPO.

Adjusted EBITDA

Adjusted EBITDA was $13,344 for the three months ended June 30, 2016 compared to $20,070 for the three months ended June 30, 2015. The $6,726 decrease was primarily a result of $15.60 per ton decrease in the average sales price per ton, offset in part, by a $8.64 improvement in the cash cost of coal sales per ton which resulted in a net $8,589 decrease in Adjusted EBITDA which was offset by an increase of 99 sales tons resulting in an increase in Adjusted EBITDA of $1,941.

Distributable Cash Flow

Distributable cash flow was $4,803 for the three months ended June 30, 2016 compared to $7,796 for the three months ended June 30, 2015. The $2,993 decrease was attributed to a $6,726 decrease in Adjusted EBITDA as discussed above offset, in part, by a $3,043 decrease in the cash interest paid and a $690 decrease in estimated maintenance capital expenditures.

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

Total net income was $5,106 for the six months ended June 30, 2016 compared to $27,325 for the six months ended June 30, 2015. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Six Months Ended,
	June 30,
	2016	2015	Variance
	(in thousands)
Revenue:
Coal Revenue	$95,345	$140,686	$(45,341)
Freight Revenue	4,852	1,015	3,837
Other Income	1,415	376	1,039
Total Revenue and Other Income	101,612	142,077	(40,465)
Cost of Coal Sold:
Operating Costs	62,672	88,304	(25,632)
Depreciation, Depletion and Amortization	14,746	17,517	(2,771)
Total Cost of Coal Sold	77,418	105,821	(28,403)
Other Costs:
Other Costs	4,959	(2,934)	7,893
Depreciation, Depletion and Amortization	1,846	1,099	747
Total Other Costs	6,805	(1,835)	8,640
Freight Expense	4,852	1,015	3,837
Selling, General and Administrative Expenses	3,346	5,042	(1,696)
Interest Expense	4,085	4,709	(624)
Total Costs	96,506	114,752	(18,246)
Net Income	$5,106	$27,325	$(22,219)
Adjusted EBITDA	$26,398	$49,453	$(23,055)
Distributable Cash Flow	$9,190	$29,664	$(20,474)

Coal Production Rates

The table below presents total tons produced from the Pennsylvania mining complex on our 20% undivided interest basis for the periods indicated:

	Six Months Ended June 30,
Mine	2016	2015	Variance
Bailey	1,105	1,162	(57)
Enlow Fork	992	947	45
Harvey	181	364	(183)
Total	2,278	2,473	(195)

Coal production was 2,278 tons for the six months ended June 30, 2016 compared to 2,473 tons for the six months ended June 30, 2015. The 195 decrease in tons was attributable to weak market conditions which resulted in the temporary idling of one longwall.
Coal Operations

Coal revenue and cost components on a per unit basis for the six months ended June 30, 2016 and 2015 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	For the Six Months Ended June 30,
	2016	2015	Variance
Total Tons Sold (in thousands)	2,286	2,442	(156)
Average Sales Price Per Ton Sold	$41.70	$57.61	$(15.91)

Operating Costs Per Ton Sold (Cash Cost)	$27.39	$36.25	$(8.86)
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.47	7.08	(0.61)
Total Costs Per Ton Sold	$33.86	$43.33	$(9.47)
Average Margin Per Ton Sold	$7.84	$14.28	$(6.44)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.47	7.08	(0.61)
Average Cash Margin Per Ton Sold (1)	$14.31	$21.36	$(7.05)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $95,345 for the six months ended June 30, 2016 compared to $140,686 for the six months ended June 30, 2015. The $45,341 decrease was attributable to a $15.91 per ton lower average sales price and a 156 decrease in tons sold. The lower sales volumes and lower average coal sales price per ton sold in the 2016 period were primarily the result of the overall decline in the domestic and global thermal coal markets. While the overall trend of customer deferrals peaked in May 2016, our marketing team continues to work with a few customers who are still facing challenges due to high inventory levels. During the period, we pursued legal action against one of our customers, who we believe is in breach of the contract terms. We believe this will continue to weigh on our average realized price per ton.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $3,837 in the period-to-period comparison due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $1,415 for the six months ended June 30, 2016 compared to $376 for the six months ended June 30, 2015. The $1,039 increase was primarily attributable to a customer's partial coal contract buyout in the amount of $1,258 in 2016.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in coal inventory, both volumes and carrying values. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $77,418 for the six months ended June 30, 2016, or $28,403 lower than the $105,821 for the six months ended June 30, 2015. Total costs per ton sold were $33.86 per ton for the six months ended June 30, 2016 compared to $43.33 per ton for the six months ended June 30, 2015. The decrease in the cost of coal sold was driven by the idling of one longwall for approximately 90 days, reduction of staffing levels, vendor concessions and the realignment of employee benefits. All of the above steps resulted in a more consistent operating schedule at the mines, reduced labor cost and improved productivity. Productivity for the six months, as measured by tons per employee-hour, improved by 16% compared to the year-ago period, despite the reduced number of longwalls in operation.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $8,640 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in other costs is primarily attributable to a net periodic benefit credit of $5,161 related to the 2015 OPEB plan remeasurement for the six months ended June 30, 2015 compared to the six months ended June 30, 2016 where no costs were recorded as the Partnership had no further OPEB obligation in connection with the completion of the IPO. The increase is also attributable to $3,615 of costs related to temporarily idling one of the longwalls at the Pennsylvania mining complex for approximately 90 days to optimize the operating schedule.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses decreased $1,696 period-to-period primarily due to reduced staffing levels and the realignment of employee benefits in 2016 compared to 2015. Upon the closing of the IPO, the Partnership entered into a service arrangement with CONSOL Energy to receive certain selling, general and administrative services which are paid monthly based on a fixed fee. In addition, the Partnership incurred costs related to being a publicly traded entity including stand-alone audit fees, board of director fees and phantom unit expenses. For the six months ended June 30, 2015, CONSOL Energy allocated selling, general and administrative expenses based upon the level of operating activity of its underlying business units.

Interest Expense

Interest expense for the six months ended June 30, 2016 was $4,085, which primarily relates to obligations under our revolving credit facility. For the six months ended June 30, 2015, $4,709 of interest expense was incurred primarily on the CFI loan, which was excluded from the Partnership's assets and liabilities at the time of the IPO.

Adjusted EBITDA

Adjusted EBITDA was $26,398 for the six months ended June 30, 2016 compared to $49,453 for the six months ended June 30, 2015. The $23,055 decrease was a result of $15.91 per ton decrease in the average sales price per ton, offset in part, by a $8.86 improvement in the cash cost of coal sales per ton. This resulted in a $16,116 decrease in Adjusted EBITDA. Additional decreases to Adjusted EBITDA were $3,332 related to a decrease of 156 sales tons and cash costs of $2,640 related to idling one of the longwalls at the Pennsylvania mining complex for approximately 90 days.

Distributable Cash Flow

Distributable cash flow was $9,190 for the six months ended June 30, 2016 compared to $29,664 for the six months ended June 30, 2015. The $20,474 decrease was attributed to a $23,055 decrease in Adjusted EBITDA as discussed above, offset, in part, by a $1,083 decrease in the cash interest paid and a $1,498 decrease in estimated maintenance capital expenditures.

Capital Resources and Liquidity

Liquidity and Financing Arrangements

Historically, our principal sources of liquidity have been cash from operations and, prior to our IPO, funding from CONSOL Energy. We do not currently have any commitment from CONSOL Energy, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and our long-term capital expenditure requirements and to make quarterly cash distributions as declared by the board of directors of our general partner.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures, if any.

While we are seeing positive developments in the coal markets, the general partner has elected not to pay a distribution to holders of subordinated units, which are held in their entirety by CONSOL Energy, in respect of the period ended June 30, 2016 to preserve liquidity and maintain balance sheet strength. On July 19, 2016, the Board of Directors of CNX Coal Resources GP LLC, the general partner of CNX Coal Resources LP, declared a cash distribution to the Partnership's common unitholders for the second quarter of 2016 of $0.5125 and the general partner interest for the second quarter of 2016. The cash distribution will be paid on August 15, 2016 to the common unitholders of record at the close of business on August 8, 2016.

Revolving Credit Facility

Obligations under our $400,000 revolving credit facility are guaranteed by our subsidiaries (the “guarantor subsidiaries”) and are secured by substantially all of our and our subsidiaries’ assets pursuant to a security agreement and various mortgages. CONSOL Energy is not a guarantor of our obligations under our revolving credit facility.

The unused portion of our revolving credit facility is subject to a commitment fee of 0.50% per annum. Interest on outstanding indebtedness under our revolving credit facility accrues, at our option, at a rate based on either:

•
The highest of (i) PNC Bank N.A.’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 1.50% to 2.50% depending on the total leverage ratio; or

•	the LIBOR rate plus a margin ranging from 2.50% to 3.50% depending on the total leverage ratio.

As of June 30, 2016, the revolving credit facility had $198,000 of borrowings outstanding, leaving $202,000 unused capacity. Interest on outstanding borrowings under the revolving credit facility at June 30, 2016 was accrued at 3.45% based on a LIBOR rate of 0.45%, plus a margin of 3.00%.

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

Negative covenants include, among others, restrictions on our and our guarantor subsidiaries’ ability to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) make or pay any dividends or distributions; provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iv) merge with or into another person, liquidate or dissolve, acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (v) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania mining complex and make investments in the Pennsylvania mining complex in accordance with our ratable ownership; (vi) sell, transfer, convey, assign or dispose of our assets or properties other than in the ordinary course of business and other select instances; (vii) deal with any affiliate except in the ordinary course of business on terms no less favorable to us than we would otherwise receive in an arm’s length transaction; (viii) amend organizational documents or any documentation governing certain material debt; and (ix) amend, waive or grant a consent under any material contract. In addition, we are obligated to maintain at the end of each fiscal quarter (x) a minimum interest coverage ratio of at least 3.00 to 1.00 and (y) a maximum total leverage ratio of no greater than 3.50 to 1.00 (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition). At June 30, 2016, the interest coverage ratio was 9.59 to 1.00 and the total leverage ratio was 2.72 to 1.00.

Our revolving credit facility also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.
Cash Flows

	For the Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Cash flows provided by operating activities	$18,934	$38,538	$(19,604)
Cash used in investing activities	$(5,187)	$(13,548)	$8,361
Cash used in financing activities	$(11,317)	$(24,990)	$13,673

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015:

Cash flows provided by operating activities decreased $19,604 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to net income decreasing $22,219 in the period-to-period comparison.

Net cash used in investing activities decreased $8,361 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of decreased capital expenditures of $8,391 due to the following items:

	For the Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Building and Infrastructure	3,192	4,330	(1,138)
Equipment Purchases and Rebuilds	1,209	5,805	(4,596)
Refuse Storage Area	216	1,050	(834)
Water Treatment Systems	113	1,849	(1,736)
Other	472	559	(87)
Total Capital Expenditures	$5,202	$13,593	$(8,391)

Net cash used in financing activities decreased $13,673 in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the following items:

•	Net parent advances were $29,804 for the six months ended June 30, 2015. At the closing of the IPO, there were no further net parent advances;

•	For the six months ended June 30, 2016 there were:

◦	Proceeds of $13,000 from the revolver; and

◦	Cash distributions of $24,288 to limited partners and the general partner.
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

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words "believe," "intend," "expect," "may," "should," "anticipate," "could," "estimate," "plan," "predict," "project," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following: generation of sufficient distributable cash flow to support the payment of minimum quarterly distributions; changes in coal prices or the costs of mining or transporting coal; uncertainty in estimating economically recoverable coal reserves and replacement of reserves; our ability to develop our existing coal reserves and successfully execute our mining plans; changes in general economic conditions, both domestically and globally; competitive conditions within the coal industry; changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers; the availability and price of coal to the consumer compared to the price of alternative and competing fuels; competition from the same and alternative energy sources; energy efficiency and technology trends; our ability to successfully implement our business plan; the price and availability of debt and equity financing; operating hazards and other risks incidental to coal mining; major equipment failures and difficulties in obtaining equipment, parts and raw materials; availability, reliability and costs of transporting coal; adverse or abnormal geologic conditions, which may be unforeseen; natural disasters, weather-related delays, casualty losses and other matters beyond our control; interest rates; labor availability, relations and other workforce factors; defaults by our sponsor under our operating agreement and employee services agreement; changes in availability and cost of capital; changes in our tax status; delays in the receipt of, failure to receive or revocation of necessary governmental permits; defects in title or loss of any leasehold interests with respect to our properties; the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof; the effect of new or expanded greenhouse gas regulations; the effects of litigation; and other factors discussed in our 2015 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, ‘Quantitative and Qualitative Disclosures About Market Risk,’ of our annual report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our exposures to market risk since December 31, 2015.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2016, furnished in XBRL).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2016

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