Form 10-Q
period 2016-09-30
CNX Coal Resources LP
filed 2016-11-01
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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
Yes  ☐    No  ☒
CNX Coal Resources LP had 11,618,456 common units, 11,611,067 subordinated units, 3,956,496 Class A Preferred Units and a 1.7% general partner interest outstanding at October 31, 2016.

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

•
“CNX Thermal Holdings” refers to CNX Thermal Holdings LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of CNX Operating; subsequent to the PA Mining Acquisition, CNX Thermal Holdings owns a 25% undivided interest in the assets, liabilities, revenues and expenses comprising the Pennsylvania Mining Complex;

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

•
the “Pennsylvania Mining Complex” refers to coal mines, coal reserves and related assets and operations, located primarily in southwestern Pennsylvania, subsequent to the PA Mining Acquisition, owned 75% by CONSOL Energy and 25% by CNX Thermal Holdings, as of September 30, 2016;

•
"PA Mining Acquisition" refers to the transaction on September 30, 2016, where the Partnership and its wholly owned subsidiary, CNX Thermal, entered into a Contribution Agreement with CONSOL Energy, CPCC and Conrhein and together with CPCC, under which CNX Thermal acquired an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania mining complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex);

•	"IPO" refers to the completion of the Partnership's initial public offering on July 7, 2015; and

•	our “general partner” refers to CNX Coal Resources GP LLC, a Delaware limited liability company and our general partner.

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Coal Revenue	$66,922	$80,793	$186,103	$256,651
Freight Revenue	2,407	302	8,473	1,571
Other Income	485	343	2,254	813
Total Revenue and Other Income	69,814	81,438	196,830	259,035

Operating and Other Costs [1]	45,531	46,936	130,066	153,654
Depreciation, Depletion and Amortization	10,592	10,788	31,332	34,057
Freight Expense	2,407	302	8,473	1,571
Selling, General and Administrative Expenses [2]	2,660	2,616	6,558	8,913
Interest Expense [3]	2,223	1,872	6,277	7,758
Total Costs	63,413	62,514	182,706	205,953
Net Income	$6,401	$18,924	$14,124	$53,082
Less: Net Income Attributable to CONSOL Energy, Pre-IPO and Pre-PA Mining Acquisition	1,379	4,241	3,995	38,399
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources [4]	$5,022	$14,683	$10,129	$14,683
Less: General Partner Interest in Net Income	100	294	202	294
Limited Partner Interest in Net Income	4,922	14,389	9,927	14,389
Less: Effect of Subordinated Distribution Suspension	—	—	119	—
Net Income Allocable to Limited Partner Units - Basic & Diluted	$4,922	$14,389	$9,808	$14,389

Net Income per Limited Partner Unit - Basic	$0.21	$0.62	$0.42	$0.62
Net Income per Limited Partner Unit - Diluted	$0.21	$0.62	$0.42	$0.62

Limited Partner Units Outstanding - Basic	23,226,712	23,222,134	23,223,671	23,222,134
Limited Partner Units Outstanding - Diluted	23,469,615	23,222,592	23,344,554	23,222,592

Cash Distributions Declared per Unit [5]
Common Unit	$0.5125	$0.4791	$1.5375	$0.4791
Subordinated Unit	$0.5125	$0.4791	$1.0250	$0.4791

1 Related Party of $854 and $2,736 for the three months ended and $3,390 and $5,177 for the nine months ended September 30, 2016 and September 30, 2015, respectively.
2 Related Party of $856 and $2,598 for the three months ended and $3,090 and $6,904 for the nine months ended September 30, 2016 and September 30, 2015, respectively.
3 Related Party of $6,050 for the nine months ended September 30, 2015.
4 Represents the general and limited partner interest in net income since closing of IPO.
5 Represents the cash distributions declared related to the period presented. See Note 14 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$6,401	$18,924	$14,124	$53,082

Actuarially Determined Long-Term Liability Adjustments:
Amortization of prior service credits	—	(995)	—	(8,703)
Recognized net actuarial (gain) loss	(22)	90	(70)	1,260
Other comprehensive income before reclassifications	—	889	—	5,691
Total Actuarially Determined Long-Term Liability Adjustments	(22)	(16)	(70)	(1,752)

Other Comprehensive Loss	(22)	(16)	(70)	(1,752)

Comprehensive Income	$6,379	$18,908	$14,054	$51,330

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$6,314	$6,534
Trade Receivables	21,001	19,398
Other Receivables	200	471
Inventories	11,580	12,238
Prepaid Expenses	4,739	5,089
Total Current Assets	43,834	43,730
Property, Plant and Equipment:
Property, Plant and Equipment	873,767	865,527
Less—Accumulated Depreciation, Depletion and Amortization	432,106	400,911
Total Property, Plant and Equipment—Net	441,661	464,616
Other Assets:
Other	21,302	17,598
Total Other Assets	21,302	17,598
TOTAL ASSETS	$506,797	$525,944

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts Payable	$18,095	$17,405
Accounts Payable—Related Party	1,320	4,310
Other Accrued Liabilities	41,186	37,281
Total Current Liabilities	60,601	58,996
Long-Term Debt:
Revolver, net of debt issuance and financing fees	204,619	180,946
Capital Lease Obligations	166	124
Total Long-Term Debt	204,785	181,070
Deferred Credits and Other Liabilities:
Pneumoconiosis Benefits	2,537	1,934
Workers’ Compensation	3,133	2,929
Asset Retirement Obligations	9,271	8,499
Other	648	713
Total Deferred Credits and Other Liabilities	15,589	14,075
TOTAL LIABILITIES	280,975	254,141
Partners' Capital:
Preferred Units (3,956,496 units outstanding at September 30, 2016 and no units outstanding at December 31, 2015)	67,300	—
Common Units (11,618,456 units outstanding at September 30, 2016 and 11,611,067 units outstanding at December 31, 2015)	141,800	154,309
Subordinated Units (11,611,067 Units Outstanding at September 30, 2016 and December 31, 2015)	(6,518)	6,188
General Partner Interest	12,319	13,081
Parent Net Investment	—	87,234
Accumulated Other Comprehensive Income	10,921	10,991
Total Partners' Capital	225,822	271,803
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$506,797	$525,944

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(Dollars in thousands)
(unaudited)

			Limited Partners
	Parent Net Investment	Preferred Class A	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2015	$87,234	$—	$154,309	$6,188	$13,081	$10,991	$271,803
Net Income	3,995	—	4,965	4,962	202	—	14,124
Other Comprehensive Loss	—	—	—	—	—	(70)	(70)
Issuance of Preferred Units	—	67,300	—	—	—	—	67,300
Net Working Capital Advances to the Partnership	(8,953)	—	—	—	—	—	(8,953)
Net Asset Acquired in Pennsylvania Mining Complex	(82,276)	—	—	—	—	—	(82,276)
Purchase Price in Excess of Net Assets Acquired	—	—	(522)	(5,767)	(235)	—	(6,524)
Unitholder Distributions	—	—	(17,856)	(11,901)	(729)	—	(30,486)
Unit Based Compensation	—	—	904	—	—	—	904
Balance at September 30, 2016	$—	$67,300	$141,800	$(6,518)	$12,319	$10,921	$225,822

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$14,124	$53,082
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	31,332	34,057
(Gain) Loss on Sale of Assets	10	(45)
Unit Based Compensation	904	15
Other Adjustments to Net Income	679	202
Changes in Operating Assets:
Accounts and Notes Receivable	(1,332)	(28,974)
Inventories	658	(2,521)
Prepaid Expenses	350	(1,372)
Changes in Other Assets	(3,704)	(7,997)
Changes in Operating Liabilities:
Accounts Payable	1,468	(119)
Accounts Payable—Related Party	(2,990)	355
Other Operating Liabilities	3,876	5,376
Changes in Other Liabilities	1,949	(4,594)
Net Cash Provided by Operating Activities	47,324	47,465
Cash Flows from Investing Activities:
Capital Expenditures	(9,569)	(25,712)
PA Mining Acquisition	(21,500)	—
Proceeds from Sales of Assets	21	70
Net Cash Used in Investing Activities	(31,048)	(25,642)
Cash Flows from Financing Activities:
Proceeds from (Payments on) Miscellaneous Borrowings	(57)	6,005
Proceeds from Revolver, Net of Payments	23,000	180,000
Proceeds from Issuance of Common Units, Net of Offering Costs	—	148,359
Distribution of Proceeds	—	(342,711)
Payments for Unitholder Distributions	(30,486)	—
Debt Issuance and Financing Fees	—	(4,329)
Net Change in Parent Advances	(8,953)	(6,144)
Net Cash Used In Financing Activities	(16,496)	(18,820)
Net (Decrease) Increase in Cash	(220)	3,003
Cash at Beginning of Period	6,534	4
Cash at End of Period	$6,314	$3,007

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

On September 30, 2016, the Partnership and its wholly owned subsidiary, CNX Thermal, entered into a Contribution Agreement (the “Contribution Agreement”) with CONSOL Energy, CPCC and Conrhein and together with CPCC, (the “Contributing Parties”), under which CNX Thermal acquired an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex). The PA Mining Acquisition was a transaction between entities under common control; therefore, the partnership recorded the assets and liabilities of the acquired 5% of Pennsylvania Mining Complex at their carrying amounts to CONSOL Energy on the date of the transaction. The difference between CONSOL Energy’s net carrying amount and the total consideration paid to CONSOL Energy was recorded as a capital transaction with CONSOL Energy, which resulted in a reduction in partners’ capital. The Partnership recast its historical consolidated financial statements to retrospectively reflect the additional 5% interest in Pennsylvania Mining Complex as if the business was owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Partnership had owned it during the periods reported.

For the three and nine months ended September 30, 2016 and the three months ended September 30, 2015, the unaudited consolidated financial statements include the accounts of CNX Coal Resources LP and subsidiaries, and separate records maintained by CONSOL Energy, CPCC and Conrhein related to the acquired 5% of the Pennsylvania Mining Complex.

For the nine months ended September 30, 2015, the unaudited consolidated financial statements were prepared from separate records maintained by CONSOL Energy, CPCC and Conrhein and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if CPCC and Conrhein had been operated as unaffiliated entities. As these unaudited consolidated financial statements represent the combination of two separate legal entities wholly owned by CONSOL Energy, the net assets of the Partnership have been presented as a Parent Net Investment. Parent Net Investment is primarily comprised of the Partnership’s undivided interest in (i) CONSOL Energy’s initial investment in CPCC and Conrhein (and any subsequent adjustments thereto); (ii) the accumulated net earnings; (iii) net transfers to or from CONSOL Energy, including those related to cash management functions performed by CONSOL Energy; (iv) non-cash changes in financing arrangements, including the conversion of certain related party liabilities into Parent Net Investment; and (v) corporate cost allocations. Transactions between the Partnership and CONSOL Energy or CONSOL Energy’s other subsidiaries have been identified in the financial statements as transactions between related parties.

Reclassifications:

Certain amounts have been reclassified to conform with the current reporting classifications with no effect on previously reported net income or partners' capital.

Recent Accounting Pronouncements:

In August 2016, the FASB issued Update 2016-15 - Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This update seeks to reduce the existing diversity in practice of the presentation and classification of specific cash flow issues. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Partnership's financial statements.

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

The new standards are effective for annual reporting periods beginning after December 15, 2018, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management is currently evaluating the method of adoption as it relates to ASU 2014-09 and the impacts that these standards will have on the Partnership's financial statements.

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
NOTE 2—NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST:
The Partnership allocates net income among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income to our limited partners and our general partner in accordance with the terms of our partnership agreement. We also allocate any earnings in excess of distributions to our limited partners and our general partner in accordance with the terms of our partnership agreement. We allocate any distributions in excess of earnings for the period to our general partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the incentive distribution rights, as set forth in the partnership agreement. Net income attributable the PA Mining Acquisition for periods prior to September 30, 2016 was not allocated to the limited partners for purposes of calculating net income per limited partner unit.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Diluted net income per limited partner unit also reflects the potential dilution that could occur if the preferred units of the partnership were converted to common units. If certain conditions are met, Preferred units can be converted by election of the holder, partnership, or by change in control.
The following table illustrates the Partnership's calculation of net income per unit for common and subordinated partner units (in thousands, except for per unit information):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources	$6,401	$18,924	$14,124	$53,082
Less: Net (Loss) Income Attributable to CONSOL Energy, Pre-IPO	—	(18)	—	27,307
Less: Net Income Attributable to CONSOL Energy, Pre-PA Mining Acquisition	1,379	4,259	3,995	11,092
Less: General Partner Interest in Net Income	100	294	202	294
Less: Effect of Subordinated Distribution Suspension	—	—	119	—
Net Income Allocable to Limited Partner Units - Basic & Diluted	$4,922	$14,389	$9,808	$14,389

Limited Partner Interest in Net Income - Common Units	$2,462	$7,194	$4,965	$7,194
Effect of Subordinated Distribution Suspension - Common Units	—	—	2,917	—
Net Income Allocable to Common Units - Basic & Diluted	$2,462	$7,194	$7,882	$7,194

Limited Partner Interest in Net Income - Subordinated Units	$2,460	$7,195	$4,962	$7,195
Effect of Subordinated Distribution Suspension - Subordinated Units	—	—	(3,036)	—
Net Income Allocable to Subordinated Units - Basic & Diluted	$2,460	$7,195	$1,926	$7,195

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	11,615,645	11,611,067	11,612,604	11,611,067
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	23,226,712	23,222,134	23,223,671	23,222,134

Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	11,858,548	11,611,525	11,733,487	11,611,525
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	23,469,615	23,222,592	23,344,554	23,222,592

Net Income Per Limited Partner Unit - Basic
Common Units	$0.21	$0.62	$0.68	$0.62
Subordinated Units	$0.21	$0.62	$0.17	$0.62

Net Income Per Limited Partner Unit - Diluted
Common Units	$0.21	$0.62	$0.67	$0.62
Subordinated Units	$0.21	$0.62	$0.17	$0.62

There were no phantom units or preferred units excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive for all periods presented.

NOTE 3—ACQUISITION:

On September 30, 2016, the Partnership and its wholly owned subsidiary, CNX Thermal, entered into a Contribution Agreement with CONSOL Energy, CPCC and Conrhein and together with CPCC, under which CNX Thermal acquired an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex), in exchange for (i) cash consideration in the amount of $21,500 and (ii) the Partnership’s issuance of 3,956,496 Class A Preferred Units representing limited partner interests in the Partnership at an issue price of $17.01 per Class A Preferred Unit (the “Class A Preferred Unit Issue Price”), or an aggregate $67,300 in equity consideration. The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of the Partnership’s common units over the trailing 15-day trading period ending on September 29, 2016 (or $14.79), plus a 15% premium. The PA Mining Acquisition was consummated on September 30, 2016.

Following the PA Mining Acquisition and including interests it held previously, CNX Thermal holds an aggregate 25% undivided interest in and to the Pennsylvania Mining Complex. The Contribution Agreement contains customary representations, warranties, agreements and covenants of the parties. The Partnership and CNX Thermal, on the one hand, and CONSOL Energy, CPCC and Conrhein, on the other hand, have agreed to indemnify each other and their respective affiliates, directors, officers, employees, agents and representatives against certain losses resulting from any breach of their representations, warranties, agreements or covenants contained in the Contribution Agreement, subject to certain limitations. The Conflicts Committee of the board of directors of our general partner, and the board unanimously approved the terms of the Acquisition.

The PA Mining Acquisition was a transaction between entities under common control; therefore, the Partnership recorded the assets and liabilities of the acquired 5% undivided interest in the Pennsylvania Mining Complex at their carrying amounts to CONSOL Energy on the date of the transaction. The difference between CONSOL Energy's net carrying amount and the total consideration paid to CONSOL Energy was recorded as a capital transaction with CONSOL Energy, which resulted in a reduction in partners’ capital. The $67,300 in equity consideration was a non-cash transaction, which impacted the investing and financing activities of the Partnership, by $6,524 of excess consideration paid over the net carrying amount and $60,776 of carrying amount paid from equity consideration. The Partnership recast its historical consolidated financial statements to retrospectively reflect the Acquisition as if the assets and liabilities were owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Partnership had owned the assets during the periods reported.

NOTE 4—INVENTORIES:

	September 30, 2016	December 31, 2015
Coal	$2,092	$1,165
Supplies	9,488	11,073
Total Inventories	$11,580	$12,238

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

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2016	December 31, 2015
Coal and other plant and equipment	$575,163	$571,044
Coal properties and surface lands	120,985	120,912
Airshafts	92,008	87,967
Mine development	81,538	81,538
Coal advance mining royalties	4,073	4,066
Total property, plant and equipment	873,767	865,527
Less: Accumulated depreciation, depletion and amortization	432,106	400,911
Total Net Property, Plant and Equipment	$441,661	$464,616

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

As of September 30, 2016 and December 31, 2015, property, plant and equipment includes gross assets under capital lease of $639 and $481, respectively. Accumulated amortization for capital leases was $380 and $296 at September 30, 2016 and December 31, 2015, respectively. Amortization expense for assets under capital leases approximated $22 and $15 for the three months ended, and $53 and $37 for the nine months ended September 30, 2016 and 2015, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.
NOTE 6—OTHER ACCRUED LIABILITIES:

	September 30, 2016	December 31, 2015
Subsidence liability	$25,199	$22,403
Accrued payroll and benefits	3,640	3,552
Litigation	2,600	2,138
Equipment lease rental	2,495	2,442
Accrued other taxes	2,057	807
Other	2,886	2,287
Current portion of long-term liabilities:
Workers' compensation	1,383	1,431
Asset retirement obligations	591	1,913
Long-term disability	191	204
Capital leases	90	61
Pneumoconiosis benefits	54	43
Total Other Accrued Liabilities	$41,186	$37,281
NOTE 7—REVOLVING CREDIT FACILITY:

	September 30, 2016	December 31, 2015
Revolver, carrying amount	$208,000	$185,000
Less: Debt issuance and financing fees	3,381	4,054
Revolver, net	$204,619	$180,946

Revolving Credit Facility

Obligations under our $400,000 senior secured revolving credit facility with certain lenders and PNC Bank N.A, as administrative agent, are guaranteed by our subsidiaries and are secured by substantially all of our and our subsidiaries’ assets pursuant to a security agreement and various mortgages. CONSOL Energy is not a guarantor of our obligations under our revolving credit facility.

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

As of September 30, 2016, the revolving credit facility had $208,000 of borrowings outstanding, leaving $192,000 of unused capacity. At December 31, 2015, the revolving credit facility had $185,000 of borrowings outstanding, leaving $215,000 unused capacity. Interest on outstanding borrowings under the revolving credit facility at September 30, 2016 was accrued at 3.78% based on a LIBOR rate of 0.53%, plus a margin of 3.25%. Interest on outstanding borrowings under the revolving credit facility at December 31, 2015 was accrued at 3.17% based on a LIBOR rate of 0.42%, plus a margin of 2.75%.

Our revolving credit facility matures on July 7, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain affirmative and negative covenants. The revolving credit facility requires that the Partnership maintain a minimum interest coverage ratio of at least 3.00 to 1.00, which is calculated as the ratio of trailing 12 months Adjusted EBITDA, as defined in the credit agreement, to cash interest expense of the Partnership, measured quarterly. The Partnership must also maintain a maximum total leverage ratio not greater than 3.50 to 1.00, which is calculated as the ratio of total consolidated indebtedness to trailing 12 months Adjusted EBITDA, as defined in the credit agreement, measured quarterly. At September 30, 2016, the interest coverage ratio was 9.93 to 1.00 and the total leverage ratio was 2.67 to 1.00.
NOTE 8—COMPONENTS OF OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Prior to the IPO, the Partnership was obligated to CONSOL Energy for a portion of the medical and life insurance benefits to certain retired employees of CPCC (the "OPEB" plans). On May 31, 2015, the Salaried OPEB and Production and Maintenance ("P&M") OPEB plans were remeasured to reflect an announced plan amendment resulting in a reduction in the OPEB liability and an increase in Other Comprehensive Income of $4,713. In conjunction with the IPO, on July 7, 2015, the OPEB liability and related accumulated other comprehensive income were retained by CONSOL Energy, and the Partnership has no further OPEB obligation as of such date. Therefore, no OPEB payments have been made for the nine months ended September 30, 2016.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Interest cost	$—	$58
Amortization of prior service credits	(995)	(8,703)
Recognized net actuarial loss	105	1,304
Net periodic benefit cost	$(890)	$(7,341)

NOTE 9—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The Partnership is obligated to CONSOL Energy for medical and disability benefits to certain CPCC employees and their dependents resulting from occurrences of coal workers' pneumoconiosis disease and is also obligated to CONSOL Energy to compensate certain individuals who are entitled benefits under workers' compensation laws.

	CWP				Workers' Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$204	$64	$598	$192	$325	$414	$974	$1,242
Interest cost	18	16	54	48	33	37	99	110
Amortization of actuarial (gain)	(20)	(18)	(62)	(53)	(5)	—	(16)	(1)
State administrative fees and insurance bond premiums	—	—	—	—	53	4	129	185
Net periodic benefit cost	$202	$62	$590	$187	$406	$455	$1,186	$1,536

The Partnership does not expect to contribute to CONSOL Energy's CWP plan in 2016 as it intends to pay benefit claims as they become due. For the nine months ended September 30, 2016, $39 of CWP benefit claims have been paid.

The Partnership does not expect to contribute to CONSOL Energy's Workers’ Compensation plan in 2016 as it intends to pay benefit claims as they become due. For the nine months ended September 30, 2016, $1,000 of Workers’ Compensation benefits, state administrative fees and surety bond premiums have been paid.
NOTE 10—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$208,000	$208,000	$185,000	$185,000
The Partnership’s debt obligations are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.
NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES:

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

CONSOL Energy received from the U.S. Environmental Protection Agency (the "EPA") on April 8, 2011, a request for information relating to National Pollutant Discharge Elimination System (NPDES) Permit compliance at the Partnership's Bailey and Enlow Fork Mines. In response, CPCC submitted water discharge monitoring and other data to the EPA. In early 2013, the case was referred to the U.S. Department of Justice (DOJ), and Pennsylvania Department of Environmental Protection (PA DEP) also became involved. On December 18, 2014, the DOJ provided CONSOL Energy a proposed Consent Decree to resolve certain Clean Water Act and Clean Streams Law claims against CONSOL Energy, Inc. and CPCC with respect to the Bailey Mine Complex. After negotiations, the parties reached an agreement in principle on the terms of a Consent Decree naming CONSOL Energy Inc., CPCC and CNX Coal Resources LP as defendants. On August 4, 2016, EPA and PA DEP filed a Complaint and Notice of Lodging of the proposed Consent Decree before the public comment period closed. On September 14, 2016, the Court signed the Consent Decree and entered final judgment in this matter. The Consent Decree imposed on defendants a civil penalty of $750 and various compliance requirements. The Partnership has established an accrual to cover its liability in this matter. This accrual is immaterial to the overall financial position of the Partnership and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

At September 30, 2016, the Partnership is contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $73,850. The instruments are comprised of $719 employee-related and other letters of credit expiring in the next three years, $63,903 of environmental surety bonds expiring within the next three years, and $9,228 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

The Partnership enters into long-term unconditional purchase obligations for the acquisition of certain specialized machinery and equipment. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of September 30, 2016, the Partnership had $245 of purchase obligations, all of which are due in less than one year.

NOTE 12—RELATED PARTY:

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

In conjunction with the IPO, the Partnership entered into several agreements, including an omnibus agreement, with CONSOL Energy. In connection with PA Mining Acquisition described in Note 3, on September 30, 2016, the General Partner and the Partnership entered into the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”) with CONSOL Energy and certain of its subsidiaries. Under the Amended Omnibus Agreement, CONSOL Energy will indemnify the Partnership for certain liabilities, including those relating to:

all tax liabilities attributable to the assets contributed to the Partnership in connection with the PA Mining Acquisition (the “First Drop Down Assets”) arising prior to the closing of the PA Mining Acquisition or otherwise related to the Contributing Parties’ contribution of the First Drop Down Assets to the Partnership in connection with the PA Mining Acquisition; and

certain operational and title matters related to the First Drop Down Assets, including the failure to have (i) the ability to operate under any governmental license, permit or approval or (ii) such valid title to the First Drop Down Assets, in each case, that is necessary for the Partnership to own or operate the First Drop Down Assets in substantially the same manner as owned or operated by the Contributing Parties prior to the Acquisition.

The Partnership will indemnify CONSOL Energy for certain liabilities relating to the First Drop Down Assets, including those relating to:

the use, ownership or operation of the First Drop Down Assets; and

the Partnership’s operation of the First Drop Down Assets under permits and/or bonds, letters of credit, guarantees, deposits and other pre-payments held by CONSOL Energy.

The Amended Omnibus Agreement also amended the Partnership’s obligations to CONSOL Energy with respect to the payment of an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by CONSOL Energy, in each case to reflect structural changes in how those services are provided to the Partnership by CONSOL Energy.

Charges for services from CONSOL Energy include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating and Other Costs	$854	$2,736	$3,390	$5,177
Selling, General and Administrative Expenses	856	2,598	3,090	6,904
Total Service from CONSOL Energy	$1,710	$5,334	$6,480	$12,081

At September 30, 2016 and December 31, 2015, the Partnership had a net payable to CONSOL Energy in the amount of $1,320 and $4,310, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

CFI Loan

CPCC had several related party long-term notes with CONSOL Financial Inc. ("CFI"), a wholly owned subsidiary of CONSOL Energy, as of September 30, 2015, pursuant to which CPCC was the obligor. The loan represented multiple 10-year term notes between CPCC and CFI at the applicable federal funds rates in effect upon execution, which were due at various future dates throughout the year. In conjunction with the IPO, these notes were excluded from the Partnership's liabilities. Payments for these notes were $16,991 for the nine months ended September 30, 2015 and proceeds from additional notes were $16,991 for the nine months ended September 30, 2015. Interest expense related to these notes were $6,050 for the nine months ended September 30, 2015 and are included in Interest Expense in the accompanying Consolidated Statements of Operations.
NOTE 13—LONG-TERM INCENTIVE PLAN:

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

The Partnership's general partner has granted equity-based phantom units that vest over a period of continued service with the Partnership. The phantom units will be paid in common units upon vesting or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon change in control of the Partnership.  Compensation expense is recognized on a straight-line basis over a requisite service period, which is generally the vesting term. The Partnership recognized $289 and $904 of compensation expense for the three and nine months ended September 30, 2016, which is included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. As of September 30, 2016, there is $2,173 of unearned compensation that will vest over a weighted average period of 2.21 years. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2015	6,456	$14.39
Granted	392,688	$7.90
Vested	(7,389)	$13.51
Forfeited	(9,821)	$7.90
Nonvested at September 30, 2016	381,934	$7.90
NOTE 14—SUBSEQUENT EVENTS:

On October 31, 2016, the Board of Directors of our general partner declared a cash distribution to the Partnership's unitholders for the third quarter of 2016 of $0.5125 per common and subordinated units. The cash distribution will be paid on November 15, 2016 to the unitholders of record at the close of business on November 10, 2016.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, the following discussion of the financial condition and results of operations of our Partnership reflect a 25% undivided interest in the assets, liabilities and results of operations of the Pennsylvania Mining Complex. As used in the following discussion of the financial condition and results of operations of our Partnership, the terms “we,” “our,” “us,” or like terms refer to the Partnership with respect to its 25% undivided interest in the Pennsylvania Mining Complex’s combined assets, liabilities revenues and costs.

Overview

We are a growth-oriented master limited partnership formed by CONSOL Energy in 2015 to manage and further develop all of its thermal coal operations in Pennsylvania. Our assets include a 25% undivided interest in, and operational control over, CONSOL Energy's Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu bituminous thermal coal that is sold primarily to electric utilities in the eastern United States, our core market. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, the industry experience of our management team and our relationship with CONSOL Energy position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

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

Cost of coal sold, average cash margin per ton, adjusted EBITDA and distributable cash flow normalize the volatility contained within GAAP measures, by adjusting certain non-operating or non-cash transactions. These metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Costs	$63,413	$62,514	$182,706	$205,953
Freight Expense	(2,407)	(302)	(8,473)	(1,571)
Selling, General and Administrative Expenses	(2,660)	(2,616)	(6,558)	(8,913)
Interest Expense	(2,223)	(1,872)	(6,277)	(7,758)
Other Costs (Non-Production)	(1,508)	(102)	(7,703)	3,558
Depreciation, Depletion and Amortization (Non-Production)	(544)	(547)	(2,851)	(1,920)
Cost of Coal Sold	$54,071	$57,075	$150,844	$189,349

The following table presents a reconciliation of average cash margin per ton for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Coal Revenue	$66,922	$80,793	$186,103	$256,651
Operating and Other Costs	45,531	46,936	130,066	153,654
Depreciation, Depletion and Amortization	10,592	10,788	31,332	34,057
Less: Other Costs (Non-Production)	(1,508)	(102)	(7,703)	3,558
Less: Depreciation, Depletion and Amortization (Non-Production)	(544)	(547)	(2,851)	(1,920)
Total Cost of Coal Sold	$54,071	$57,075	$150,844	$189,349
Total Tons Sold	1,511	1,418	4,368	4,470
Average Sales Price Per Ton Sold	$44.30	$56.99	$42.60	$57.41
Average Cost Per Ton Sold	35.79	40.26	34.53	42.35
Average Margin Per Ton Sold	8.51	16.73	8.07	15.06
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.50	7.05	6.48	7.07
Average Cash Margin Per Ton Sold	$15.01	$23.78	$14.55	$22.13

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$6,401	$18,924	$14,124	$53,082
Plus:
Interest Expense	2,223	1,872	6,277	7,758
Depreciation, Depletion and Amortization	10,592	10,788	31,332	34,057
OPEB Plan Change	—	(890)	—	(5,339)
Backstop Loan Fees	—	—	—	1,895
Stock/Unit Based Compensation	289	15	904	1,072
Adjusted EBITDA	$19,505	$30,709	$52,637	$92,525
Less:
Cash Interest	2,181	1,475	5,937	6,313
PA Mining Acquisition Adjusted EBITDA[1]	3,539	6,422	10,272	19,136
Estimated Maintenance Capital Expenditures	6,929	7,438	20,381	22,388
Distributable Cash Flow	$6,856	$15,374	$16,047	$44,688

Net Cash Provided by Operating Activities	$22,489	$(709)	$47,324	$47,465
Less:
Interest Expense, Net	2,223	1,872	6,277	7,758
Other, Including Working Capital	761	(33,290)	(11,590)	(52,818)
Adjusted EBITDA	$19,505	$30,709	$52,637	$92,525
Less:
Cash Interest	2,181	1,475	5,937	6,313
PA Mining Acquisition Adjusted EBITDA[1]	3,539	6,422	10,272	19,136
Estimated Maintenance Capital Expenditures	6,929	7,438	20,381	22,388
Distributable Cash Flow	$6,856	$15,374	$16,047	$44,688

1PA Mining Acquisition Adjusted EBITDA relates to the amount of Adjusted EBITDA acquired with the PA Mining Acquisition recasted for all periods presented.

Results of Operations

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

Total net income was $6,401 for the three months ended September 30, 2016 compared to $18,924 for the three months ended September 30, 2015. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended,
	September 30,
	2016	2015	Variance
	(in thousands)
Revenue:
Coal Revenue	$66,922	$80,793	$(13,871)
Freight Revenue	2,407	302	2,105
Other Income	485	343	142
Total Revenue and Other Income	69,814	81,438	(11,624)
Cost of Coal Sold:
Operating Costs	44,023	46,834	(2,811)
Depreciation, Depletion and Amortization	10,048	10,241	(193)
Total Cost of Coal Sold	54,071	57,075	(3,004)
Other Costs:
Other Costs	1,508	102	1,406
Depreciation, Depletion and Amortization	544	547	(3)
Total Other Costs	2,052	649	1,403
Freight Expense	2,407	302	2,105
Selling, General and Administrative Expenses	2,660	2,616	44
Interest Expense	2,223	1,872	351
Total Costs	63,413	62,514	899
Net Income	$6,401	$18,924	$(12,523)
Adjusted EBITDA	$19,505	$30,709	$(11,204)
Distributable Cash Flow	$6,856	$15,374	$(8,518)

Coal Production Rates

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Three Months Ended September 30,
Mine	2016	2015	Variance
Bailey	764	566	198
Enlow Fork	490	642	(152)
Harvey	291	244	47
Total	1,545	1,452	93

Coal production was 1,545 tons for the three months ended September 30, 2016 compared to 1,452 tons for the three months ended September 30, 2015. The Partnership's coal production increased 93 tons to satisfy demand.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended September 30, 2016 and 2015 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	For the Three Months Ended September 30,
	2016	2015	Variance
Total Tons Sold (in thousands)	1,511	1,418	93
Average Sales Price Per Ton Sold	$44.30	$56.99	$(12.69)

Operating Costs Per Ton Sold (Cash Cost)	$29.29	$33.21	$(3.92)
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.50	7.05	(0.55)
Total Costs Per Ton Sold	$35.79	$40.26	$(4.47)
Average Margin Per Ton Sold	$8.51	$16.73	$(8.22)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.50	7.05	(0.55)
Average Cash Margin Per Ton Sold (1)	$15.01	$23.78	$(8.77)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $66,922 for the three months ended September 30, 2016 compared to $80,793 for the three months ended September 30, 2015. The $13,871 decrease was attributable to a $12.69 per ton lower average sales price offset by a 93 ton increase in tons sold. The lower average sales price per ton sold in the 2016 period was primarily the result of the overall decline in the domestic and global thermal coal markets. The average realized price per ton declined by 22% compared to the year ago period as some of the high priced coal contracts rolled off and were replaced by lower priced sales.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $2,105 in the period-to-period comparison due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $485 for the three months ended September 30, 2016 compared to $343 for the three months ended September 30, 2015. The $142 increase was primarily attributable to sales of externally purchased coal in 2016 for blending purposes only.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $54,071 for the three months ended September 30, 2016, or $3,004 lower than the $57,075 for the three months ended September 30, 2015. Total costs per ton sold were $35.79 per ton for the three months ended September 30, 2016 compared to $40.26 per ton for the three months ended September 30, 2015. The decrease in the cost of coal sold was driven by a reduction in staffing levels, realignment of employee benefits, and vendor concessions. Productivity for the three months, as measured by tons per employee-hour, also improved by 2% compared to the year-ago period, despite the geological conditions encountered during the quarter.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $1,403 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase is primarily attributable to a net periodic benefit credit of $890 related to the 2015 OPEB plan remeasurement for the three months ended September 30, 2015 compared to the three months ended September 30, 2016, where no benefit credits recorded as the Partnership had no further OPEB obligation in connection with the completion of the IPO. The increase is also attributed to additional discretionary 401(k) contributions.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses increased $44 period-to-period, due to various transactions, none of which are material.

Interest Expense

Interest expense, which primarily relates to obligations under our revolving credit facility, increased $351 period-to-period primarily due to rising interest rates.

Adjusted EBITDA

Adjusted EBITDA was $19,505 for the three months ended September 30, 2016 compared to $30,709 for the three months ended September 30, 2015. The $11,204 decrease was primarily a result of $12.69 per ton decrease in the average sales price per ton, offset in part, by a $3.92 improvement in the cash cost of coal sales per ton which resulted in a net $13,251 decrease in Adjusted EBITDA which was offset by an increase of 93 tons of additional sales resulting in an increase in Adjusted EBITDA of $2,212. The remaining variance is due to various transactions, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $6,856 for the three months ended September 30, 2016 compared to $15,374 for the three months ended September 30, 2015. The $8,518 decrease was attributed to a $11,204 decrease in Adjusted EBITDA as discussed above offset, in part, by a $2,883 decrease in the Pre-Acquisition Adjusted EBITDA. The remaining variance is due to various transactions, none of which are individually material.

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

Total net income was $14,124 for the nine months ended September 30, 2016 compared to $53,082 for the nine months ended September 30, 2015. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Nine Months Ended,
	September 30,
	2016	2015	Variance
	(in thousands)
Revenue:
Coal Revenue	$186,103	$256,651	$(70,548)
Freight Revenue	8,473	1,571	6,902
Other Income	2,254	813	1,441
Total Revenue and Other Income	196,830	259,035	(62,205)
Cost of Coal Sold:
Operating Costs	122,363	157,212	(34,849)
Depreciation, Depletion and Amortization	28,481	32,137	(3,656)
Total Cost of Coal Sold	150,844	189,349	(38,505)
Other Costs:
Other Costs	7,703	(3,558)	11,261
Depreciation, Depletion and Amortization	2,851	1,920	931
Total Other Costs	10,554	(1,638)	12,192
Freight Expense	8,473	1,571	6,902
Selling, General and Administrative Expenses	6,558	8,913	(2,355)
Interest Expense	6,277	7,758	(1,481)
Total Costs	182,706	205,953	(23,247)
Net Income	$14,124	$53,082	$(38,958)
Adjusted EBITDA	$52,637	$92,525	$(39,888)
Distributable Cash Flow	$16,047	$44,688	$(28,641)

Coal Production Rates

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Nine Months Ended September 30,
Mine	2016	2015	Variance
Bailey	2,145	2,019	126
Enlow Fork	1,730	1,826	(96)
Harvey	517	698	(181)
Total	4,392	4,543	(151)

Coal production was 4,392 tons for the nine months ended September 30, 2016 compared to 4,543 tons for the nine months ended September 30, 2015. The 151 decrease in tons was attributable to weak market conditions which resulted in the temporary idling of one longwall.
Coal Operations

Coal revenue and cost components on a per unit basis for the nine months ended September 30, 2016 and 2015 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Nine Months Ended September 30,
	2016	2015	Variance
Total Tons Sold (in thousands)	4,368	4,470	(102)
Average Sales Price Per Ton Sold	$42.60	$57.41	$(14.81)

Operating Costs Per Ton Sold (Cash Cost)	$28.05	$35.28	$(7.23)
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.48	7.07	(0.59)
Total Costs Per Ton Sold	$34.53	$42.35	$(7.82)
Average Margin Per Ton Sold	$8.07	$15.06	$(6.99)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.48	7.07	(0.59)
Average Cash Margin Per Ton Sold (1)	$14.55	$22.13	$(7.58)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $186,103 for the nine months ended September 30, 2016 compared to $256,651 for the nine months ended September 30, 2015. The $70,548 decrease was attributable to a $14.81 per ton lower average sales price and a 102 ton decrease in tons sold. The lower sales volumes and lower average coal sales price per ton sold in the 2016 period were primarily the result of the overall decline in the domestic and global thermal coal markets. While the overall trend of customer deferrals peaked in May 2016, our marketing team continues to work with a few customers who have inventory challenges.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $6,902 in the period-to-period comparison due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $2,254 for the nine months ended September 30, 2016 compared to $813 for the nine months ended September 30, 2015. The $1,441 increase was primarily attributable to a customer's partial coal contract buyout in the amount of $1,572 in 2016.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in coal inventory, both volumes and carrying values. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $150,844 for the nine months ended September 30, 2016, or $38,505 lower than the $189,349 for the nine months ended September 30, 2015. Total costs per ton sold were $34.53 per ton for the nine months ended September 30, 2016 compared to $42.35 per ton for the nine months ended September 30, 2015. The decrease in the cost of coal sold was driven by the idling of one longwall for approximately 90 days, reduction of staffing levels, vendor concessions and the realignment of employee benefits. Productivity for the nine months, as measured by tons per employee-hour, also improved by 12% compared to the year-ago period, despite the reduced average number of longwalls in operation over the 2016 period.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $12,192 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in other costs is primarily attributable to a net periodic benefit credit of $7,341 related to the 2015 OPEB plan remeasurement for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016, where no benefit credits were recorded as the Partnership had no further OPEB obligation in connection with the completion of the IPO. The increase is also attributable to $4,517 of costs related to temporarily idling one of the longwalls at the Pennsylvania Mining Complex for approximately 90 days in the first quarter to optimize the operating schedule. The remaining variance is related to cost incurred during the nine months ended September 30, 2016 for litigation expenses related to the proposed consent decree with respect to the Bailey mine complex, See Note 11 - Commitments and Contingent Liabilities of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information, purchased coal costs for blending purposes on certain coal contracts, and other discretionary 401(k) contributions, all of which had no such costs incurred during the nine months ended September 30, 2015. These were offset by cost incurred during the nine months ended September 30, 2015, related to accelerated amortization of financing charges related to a backstop loan where no amortization was recorded during the nine months ended September 30, 2016 as the Partnership had no further backstop loan obligation in connection with the completion of the IPO.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses decreased $2,355 period-to-period primarily due to reduced staffing levels and the realignment of employee benefits in 2016 compared to 2015. Upon the closing of the IPO, the Partnership entered into a service arrangement with CONSOL Energy to receive certain selling, general and administrative services which are paid monthly based on a fixed fee. In addition, the Partnership incurred costs related to being a publicly traded entity including stand-alone audit fees, board of director fees and phantom unit expenses. For the period preceding the closing of the IPO in 2015, CONSOL Energy allocated selling, general and administrative expenses based upon the level of operating activity of its underlying business units.

Interest Expense

Interest expense for the nine months ended September 30, 2016 was $6,277, which primarily relates to obligations under our revolving credit facility. For the nine months ended September 30, 2015, $7,758 of interest expense was incurred primarily on the CFI loan, which was excluded from the Partnership's assets and liabilities at the time of the IPO. Also, interest expense related to the revolving credit facility was $1,950 for the nine months ended September 30, 2015.

Adjusted EBITDA

Adjusted EBITDA was $52,637 for the nine months ended September 30, 2016 compared to $92,525 for the nine months ended September 30, 2015. The $39,888 decrease was a result of $14.81 per ton decrease in the average sales price per ton, offset in part, by a $7.23 per ton improvement in the cash cost of coal sales per ton resulting in a $33,109 decrease in Adjusted EBITDA. Additional decreases to Adjusted EBITDA were $2,257 related to a decrease of 102 sales tons and cash costs of $3,299 related to idling one of the longwalls at the Pennsylvania Mining Complex for approximately 90 days. The remaining variance is due to various other transactions none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $16,047 for the nine months ended September 30, 2016 compared to $44,688 for the nine months ended September 30, 2015. The $28,641 decrease was attributed to a $39,888 decrease in Adjusted EBITDA as discussed above, offset, in part, by a $8,864 decrease in the Pre-Acquisition Adjusted EBITDA and a $2,007 decrease in estimated maintenance capital expenditures. The remaining variance is due to various other transactions none of which are individually material.

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

On October 31, 2016, the Board of Directors of CNX Coal Resources GP LLC, the general partner of CNX Coal Resources LP, declared a cash distribution to the Partnership's unitholders for the third quarter of 2016 of $0.5125 per common and subordinated units. The cash distribution will be paid on November 15, 2016 to the unitholders of record at the close of business on November 10, 2016.

Revolving Credit Facility

Obligations under our $400,000 senior revolving credit facility, with certain lenders and PNC Bank N.A., as administrative agent, are guaranteed by our subsidiaries (the “guarantor subsidiaries”) and are secured by substantially all of our and our subsidiaries’ assets pursuant to a security agreement and various mortgages. CONSOL Energy is not a guarantor of our obligations under our revolving credit facility.

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

As of September 30, 2016, the revolving credit facility had $208,000 of borrowings outstanding, leaving $192,000 unused capacity. Interest on outstanding borrowings under the revolving credit facility at September 30, 2016 was accrued at 3.78% based on a LIBOR rate of 0.53%, plus a margin of 3.25%.

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

Negative covenants include, among others, restrictions on our and our guarantor subsidiaries’ ability to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) make or pay any dividends or distributions; provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iv) merge with or into another person, liquidate or dissolve, acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (v) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (vi) sell, transfer, convey, assign or dispose of our assets or properties other than in the ordinary course of business and other select instances; (vii) deal with any affiliate except in the ordinary course of business on terms no less favorable to us than we would otherwise receive in an arm’s length transaction; (viii) amend organizational documents or any documentation governing certain material debt; and (ix) amend, waive or grant a consent under any material contract. In addition, we are obligated to maintain at the end of each fiscal quarter (x) a minimum interest coverage ratio of at least 3.00 to 1.00 and (y) a maximum total leverage ratio of no greater than 3.50 to 1.00 (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition). At September 30, 2016, the interest coverage ratio was 9.93 to 1.00 and the total leverage ratio was 2.67 to 1.00.

Our revolving credit facility also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.
Cash Flows

	For the Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Cash flows provided by operating activities	$47,324	$47,465	$(141)
Cash used in investing activities	$(31,048)	$(25,642)	$(5,406)
Cash used in financing activities	$(16,496)	$(18,820)	$2,324

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015:

Cash flows provided by operating activities decreased $141 in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to net income decreasing $38,958 in the period-to-period comparison, offset by a $40,121 increase in working capital. The increase in working capital was related to the increase of accounts receivable of $28,974 during the nine months ended September 30, 2015. Prior to the IPO, accounts receivable were sold to CONSOL Financial Inc, which resulted in no trade receivables as of July 7, 2015. The remaining variance relates to various transactions, none of which are individually material.

Net cash used in investing activities increased $5,406 in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of increased capital expenditures of $5,357 due to the following items:

	For the Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Pennsylvania Mining Complex acquisition	$21,500	$—	$21,500
Building and Infrastructure	6,201	9,912	(3,711)
Equipment Purchases and Rebuilds	2,042	9,697	(7,655)
Refuse Storage Area	397	2,200	(1,803)
Water Treatment Systems	208	3,122	(2,914)
Other	721	781	(60)
Total Capital Expenditures	$31,069	$25,712	$5,357

Net cash used in financing activities decreased $2,324 in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the following items:

•	For the nine months ended September 30, 2015 there were:

◦	Proceeds of $180,000 from the revolver;

◦	Net proceeds of $148,359 from issuance of common units; and

◦	IPO proceeds distributed to CONSOL Energy of $342,711.

•	For the nine months ended September 30, 2016 there were:

◦	Proceeds of $23,000 from the revolver; and

◦	Cash distributions of $30,486 to limited partners and the general partner.
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
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer of our general partner, an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was conducted as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to paragraph one and two within Part 1, Item 1. Financial Statements, "Note 11. Commitments and Contingent Liabilities," which is incorporated herein by reference.
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

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

3.1	Second Amended and Restated Agreement of Limited Partnership of CNX Coal Resources LP, dated as of September 30, 2016	Filed as Exhibit 3.1 to Form 8-K (#001-37456) filed on October 4, 2016

4.1	Registration Rights Agreement, dated as of September 30, 2016, by and among CNX Coal Resources LP and CONSOL Energy Inc.	Filed as Exhibit 4.1 to Form 8-K (#001-37456) filed on October 4, 2016

10.1	Contribution Agreement, dated as of September 30, 2016, by and among CONSOL Energy Inc., Consol Pennsylvania Coal Company LLC, Conrhein Coal Company, CNX COal Resources LP and CNX Thermal Holdings LLC	Filed as Exhibit 10.1 to Form 8-K (#001-37456) filed on October 4, 2016

10.2
First Amended and Restated Omnibus Agreement, dated as of September 30, 2016, by and among CONSOL Energy Inc., CNX Coal Resources PG LLC, CNX Coal Resources LP and the parties listed on Exhibit A thereto
Filed as Exhibit 10.2 to Form 8-K (#001-37456) filed on October 4, 2016

10.3	First Amendment to Pennsylvania Mine Complex Operating Agreement, dated as of September 30, 2016, by and among Consol Pennsylvania Coal Company LLC, Conrhein Coal Company and CNX Thermal Holdings LLC	Filed as Exhibit 10.3 to Form 8-K (#001-37456) filed on October 4, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2016, furnished in XBRL).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2016

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