Form 10-K
period 2016-12-31
CNX Coal Resources LP
filed 2017-02-08
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $97,349,982 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The New York Stock Exchange on such date.
CNX Coal Resources LP had 11,717,235 common units, 11,611,067 subordinated units, 3,956,496 Class A Preferred Units and a 1.7% general partner interest outstanding at January 31, 2017.
DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

Significant Relationships and Other Important Definitions Referenced in this Annual Report

•
“Class A Preferred Units” means the convertible preferred units representing limited partner interests in CNX Coal Resources LP designated as “Class A Preferred Units.” The Partnership issued 3,956,496 Class A Preferred Units to CONSOL Energy on September 30, 2016. Key terms of the Class A Preferred Units include the following:

▪
Distributions: Distributions on each outstanding Class A Preferred Unit will be cumulative, and will accumulate at 11% per annum (the “Class A Preferred Unit Distribution Rate”) for each calendar quarter beginning with the quarter ending December 31, 2016 until such time as the Partnership pays the full cumulative Class A Preferred Unit distribution in respect of such Class A Preferred Unit with respect to such calendar quarter or such Class A Preferred Unit is converted in accordance with the Partnership Agreement (as defined herein), whether or not such Class A Preferred distributions have been declared. Subject to certain exceptions, a holder of Class A Preferred Units (currently, CONSOL Energy) will be entitled to receive Class A Preferred distributions out of any assets of the Partnership legally available for the payment of distributions at the Class A Preferred Unit Distribution Rate when, as, and if declared by the Board of Directors of CNX Coal Resources GP LLC to be paid by the Partnership in accordance with the Partnership Agreement, will be paid quarterly, in arrears, at the election of the Partnership either in additional Class A Preferred Units or in cash;

▪
Voting: Holders of Class A Preferred Units will have such voting rights as if their Class A Preferred Units were converted, on a one-for-one basis, into common units and will vote together with the holders of common units as a single class. Holders of Class A Preferred Units will be entitled to vote as a separate class on any matter that adversely affects the rights, privileges or preferences of the Class A Preferred Units in any material respect or as required by applicable law or regulation;

▪
Conversion at the Election of the Holder: Class A Units are convertible, at the election of the holder, into common units on a one-for-one basis (i) at any time after September 30, 2017, (ii) with respect to the Partnership’s dissolution or liquidation and (iii) with respect to certain change of control events as described in the Partnership Agreement;

▪
Conversion at the Election of the Partnership: All, but not less than all, of the outstanding Class A Preferred Units are convertible, at the election of the Partnership, into common units on a one-for-one basis, on or after September 30, 2019; provided, that (i) no “Class A Preferred Unit Payment Default,” arising from the Partnership’s failure to pay in full any Class A Preferred Unit distribution, has occurred and is continuing; (ii) the volume-weighted average trading price of the common units over the 15-day trading period ending on the trading day immediately prior to the date of the conversion notice is equal to or greater than 140% of the issue price of the Class A Preferred Units; and (iii) the average trading volume is at least 35,000 common units (subject to customary anti-dilution adjustments) with respect to any 20 trading days within the 30-trading day period ending on the trading day immediately prior to the date of the conversion notice;

▪	Restrictions on Transfer: Prior to September 30, 2017, other than transfers to affiliates, CONSOL Energy may not transfer any Class A Preferred Units without the approval of the Partnership;

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

•
the “common units” refer to the limited partner interests in CNX Coal Resources LP. The holders of common units are entitled to participate in partnership distributions and are entitled to exercise the rights or privileges of limited partners under the Partnership Agreement. The common units are listed on the New York Stock Exchange, under the symbol “CNXC”;

•	"Concurrent Private Placement” refers to the issuance (concurrent with the IPO) of 5,000,000 common units to Greenlight Capital pursuant to a common unit purchase agreement;

•
“CONSOL Energy” and our “sponsor” refer to CONSOL Energy Inc., a Delaware corporation and the parent of our general partner, and its subsidiaries other than our general partner, us and our subsidiaries;

•	“CPCC” refers to CONSOL Pennsylvania Coal Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of CONSOL Energy;

•	“Conrhein” refers to Conrhein Coal Company, a Pennsylvania general partnership and a wholly-owned subsidiary of CONSOL Energy;

•	our “general partner” refers to CNX Coal Resources GP LLC, a Delaware limited liability company and our general partner;

•	“Greenlight Capital” refers to certain funds managed by Greenlight Capital, Inc. and its affiliates;

•	"IPO" refers to the completion of the Partnership's initial public offering on July 7, 2015;

•	“omnibus agreement” refers to the Omnibus Agreement dated July 7, 2015, as replaced as the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of September 30, 2016;

•
"PA Mining Acquisition" refers to a transaction which closed on September 30, 2016, where the Partnership and its wholly owned subsidiary, CNX Thermal, entered into a Contribution Agreement with CONSOL Energy, CPCC and Conrhein, under which CNX Thermal Holdings acquired an undivided 6.25% of the contributing parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex);

•
the “Partnership Agreement” refers to the First Amended and Restated Agreement of Limited Partnership of the Partnership, as replaced by the Second Amended and Restated Agreement of Limited Partnership of the Partnership dated as of September 30, 2016;

•
the “Pennsylvania Mining Complex” refers to the coal mines, coal reserves and related assets and operations, located primarily in southwestern Pennsylvania, owned 80% by CONSOL Energy and 20% by CNX Thermal Holdings, prior to the PA Mining Acquisition; and subsequent to the PA Mining Acquisition, owned 75% by CONSOL Energy, and its subsidiaries and 25% by CNX Thermal Holdings; and

•
the “preferred units” refer to any limited partnership interests, other than the common units and subordinated units, issued in accordance with the Partnership Agreement that, as determined by our general partner, have special voting rights to which our common units are not entitled. As of the date of this Annual Report on Form 10-K, the only outstanding preferred units are the Class A Preferred Units.

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	changes in coal prices or the costs of mining or transporting coal;

•	uncertainty in estimating economically recoverable coal reserves and replacement of reserves;

•	our ability to develop our existing coal reserves and successfully execute our mining plans;

•	changes in general economic conditions, both domestically and globally;

•	competitive conditions within the coal industry;

•	changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers;

•	the availability and price of coal to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	our ability to successfully implement our business plan;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to coal mining;

•	major equipment failures and difficulties in obtaining equipment, parts and raw materials;

•	availability, reliability and costs of transporting coal;

•	adverse or abnormal geologic conditions, which may be unforeseen;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor availability, relations and other workforce factors;

•	defaults by our sponsor under our operating agreement and employee services agreement;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	delays in the receipt of, failure to receive or revocation of necessary governmental permits;

•	defects in title or loss of any leasehold interests with respect to our properties;

•	the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof;

•	the effect of new or expanded greenhouse gas regulations;

•	the effects of litigation; and

•	other factors discussed in this 2016 Form 10-K under “Risk Factors,” as updated by any subsequent Forms 10-Q, which are on file at the Securities and Exchange Commission.

ITEM 1.    BUSINESS

General

We are a growth-oriented master limited partnership formed by CONSOL Energy to manage and further develop all of its active coal operations in Pennsylvania. At December 31, 2016, our assets include a 25% undivided interest in, and operational control over, CONSOL Energy's Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu bituminous thermal coal that is sold primarily to electric utilities in the eastern United States, our core market. We are a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States due to our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, the industry experience of our management team and our relationship with CONSOL Energy.

The Pennsylvania Mining Complex, which includes the Bailey Mine, the Enlow Fork Mine and the Harvey Mine, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of uniform, high-Btu thermal coal that is ideal for high productivity, low-cost longwall operations. As of December 31, 2016, the Partnership's portion of the Pennsylvania Mining Complex included 191,678 thousand tons of proven and probable coal reserves with an average gross heat content of approximately 12,970 British thermal units ("Btu") per pound and approximately 3.7 pounds sulfur dioxide per million British thermal units ("lb SO2/mmBtu"). Based on our current production capacity, these reserves are sufficient to support approximately 27 years of production. In addition, our reserves currently exhibit thermoplastic behavior suitable for cokemaking and contain an average of approximately 39%-40% volatile matter (on a dry basis), which enables us, if market dynamics are favorable, to capture greater margins from selling our coal as a crossover product in the high-vol metallurgical market to cokemakers and steel manufacturers who utilize modern cokemaking technologies.

The design of the Pennsylvania Mining Complex is optimized to produce large quantities of coal on a cost-efficient basis. We are able to sustain high production volumes at comparatively low operating costs due to, among other things, the technologically advanced longwall mining systems, logistics infrastructure and safety. All of our mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. Generally, we operate five longwalls and 15-17 continuous mining sections at the Pennsylvania Mining Complex. The current production capacity of the Partnership's portion of the Pennsylvania Mining Complex’s five longwalls is 7,125 thousand tons of coal per year. The preparation plant is connected via conveyor belts to each of our mines, to clean and process up to 8,200 tons of coal per hour. Our onsite logistics infrastructure at the preparation plant includes a dual-batch train loadout facility capable of loading up to 9,000 tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which enables us to simultaneously accommodate multiple unit trains and significantly increases our efficiency in meeting our customers’ transportation needs. Our ability to accommodate multiple unit trains allows for the seamless transition of locomotives from empty inbound trains to fully loaded outbound trains at our facility.

On July 1, 2015, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “CNXC”. On July 7, 2015, the Partnership completed the issuance of common units under the IPO, a private placement with Greenlight Capital, and entered into a $400,000 thousand senior secured revolving credit facility. In connection with the IPO CONSOL Energy contributed a 20% undivided interest in the assets, liabilities, revenues and expenses comprising the Pennsylvania Mining Complex.

On September 30, 2016, the Partnership acquired an additional 5% of the Pennsylvania Mining Complex, from CONSOL Energy and its affiliates, for $21,500 thousand in cash and the issuance of 3,956,496 Class A Preferred Units with a value of $67,300 thousand. All information (except distributable cash flow, which reflects the ownership percentage at the time) included within this filing has been recast to reflect the Partnership's current 25% interest in the assets, liabilities, revenues and expenses comprising the Pennsylvania Mining Complex.

Our primary strategy for growing our business and increasing distributions to our unitholders is to make acquisitions that increase our distributable cash flow. The primary component of our growth strategy is based upon our expectation of future divestitures by our sponsor to us of portions of its retained 75% undivided interest in the Pennsylvania Mining Complex. We have a right of first offer pursuant to our omnibus agreement to purchase part or all of the remaining undivided interest in the Pennsylvania Mining Complex retained by our sponsor for so long as our sponsor controls our general partner. CONSOL Energy has stated its desire to divest its retained interest in the Pennsylvania Mining Complex, however the timing and magnitude of such divestitures are dependent upon many market factors.

Organization Structure

The following simplified diagram depicts our organizational structure as of December 31, 2016:

Our Relationship with CONSOL Energy

One of our principal strengths is our relationship with CONSOL Energy. CONSOL Energy is a producer of coal and natural gas headquartered in Canonsburg, Pennsylvania. CONSOL Energy has been mining coal, primarily in the Appalachian Basin, since 1864. CONSOL Energy deploys an organic growth strategy focused on efficiently developing its resource base. CONSOL Energy’s premium coal grades are sold to electricity generators, steel makers, coke producers and industrial consumers, both domestically and internationally. In addition, CONSOL Energy is one of the largest independent natural gas exploration, development and production companies with operations focused on the major shale formations of the Appalachian Basin, including the Marcellus Shale. CONSOL Energy is listed on the NYSE under the symbol “CNX” and had a market capitalization of approximately $4.2 billion as of December 31, 2016.

Our Rights of First Offer

CONSOL Energy granted to us a right of first offer to acquire its retained 75% undivided interest in the Pennsylvania Mining Complex for so long as its affiliates control our general partner. In addition, at December 31, 2016, we also have a right of first offer to acquire two other assets, which will expire in July 2020. CONSOL Energy is under no obligation to sell those assets and we are under no obligation to purchase those assets from CONSOL Energy.

Our Assets

CNX Thermal Holdings, owns a 25% undivided interest in the Pennsylvania Mining Complex. CNX Thermal Holdings entered into an operating agreement with CPCC and Conrhein under which CNX Thermal Holdings is named as operator and assumes management and control over the day-to-day operations of the Pennsylvania Mining Complex for the life of the mines. We are managed by the directors and executive officers of our general partner. As a result, the directors and executive officers of our general partner have the ultimate responsibility for managing and conducting all of our and our subsidiaries’ operations, including with respect to CNX Thermal Holdings’ rights and obligations under the operating agreement. Based on our current production capacity utilizing five longwall mining systems, our recoverable reserves are sufficient to support approximately 27 years of production.

CONSOL Energy owns a 75% undivided interest in the Pennsylvania Mining Complex, as well as 100% of our general partner and, indirectly through our general partner, our 1.7% general partner interest and incentive distribution rights. In addition, CONSOL Energy owns a 60.1% limited partner interest in us.

Our Operations

Bailey Mine

The Bailey Mine is located in Enon, Pennsylvania. As of December 31, 2016, the Partnership's portion of the Bailey Mine’s assigned and accessible reserve base contained an aggregate of 64,921 thousand tons of clean recoverable proven and probable coal. While operating two longwalls, the typical production capacity of our portion of the Bailey Mine is 2,875 thousand tons (11,500 thousand 100% basis) of coal per year. For the years ended December 31, 2016, 2015 and 2014, our portion of the Bailey Mine produced 3,014 thousand tons, 2,547 thousand tons and 3,081 thousand tons of coal, respectively.

Enlow Fork Mine

The Enlow Fork Mine is located directly north of the Bailey Mine. As of December 31, 2016, the Partnership's portion of the Enlow Fork Mine’s assigned and accessible reserve base contained an aggregate of 76,629 thousand tons of clean recoverable proven and probable coal. While operating two longwalls, the typical production capacity of our portion of the Enlow Fork Mine is 2,875 thousand tons (11,500 thousand 100% basis) of coal per year. For the years ended December 31, 2016, 2015 and 2014, our portion of the Enlow Fork Mine produced 2,409 thousand tons, 2,250 thousand tons and 2,639 thousand tons of coal, respectively.

Harvey Mine

The Harvey Mine is located directly east of the Bailey and Enlow Fork Mines. As of December 31, 2016, the Partnership's portion of the Harvey Mine’s assigned and accessible reserve base contained an aggregate of 50,128 thousand tons of clean recoverable proven and probable coal. While operating one longwall, the typical production capacity of our portion of the Harvey Mine is 1,375 thousand tons (5,500 thousand 100% basis) of coal per year. For the year ended December 31, 2016, 2015 and 2014, our portion of the Harvey Mine produced 743 thousand tons, 901 thousand tons and 796 thousand tons of coal, respectively. Longwall production commenced in March 2014.

Coal Capital

In 2017, the Partnership expects to invest $30-$36 million in maintenance capital expenditures. the Partnership is not expecting to invest in expansion projects in 2017, however, the Partnership continually evaluates potential acquisitions.

Our Customers and Contracts

We sell coal to an established customer base through opportunities as a result of strong business relationships or through a formalized bidding process. We refer to the contracts under which coal produced from the Pennsylvania Mining Complex is sold and which a wholly-owned subsidiary of CONSOL Energy administers under the contract agency agreement at our direction as "our contracts". Our total sold position for 2017 is 6.4 million tons or 98% of the estimated total sales volumes based on the midpoint of our guidance range. In addition to a strong 2017 sold position, we have a solid position of approximately 66% sold for 2018, based on 6.5 million tons of total sales. With our planned coal production in 2017 largely sold out, our focus now has shifted to maximizing realizations for any additional production and booking additional sales for contract years 2018 and 2019. We are currently active in negotiations with several customers to expand our crossover metallurgical coal portfolio, and we continue to pursue select domestic customers that fit with our long-term market strategy.

The sales commitments under contract are our expected sales tons and can fluctuate up or down due to provisions contained within our contracts. The contractual time commitments for customers to nominate future purchase volumes under our contracts are typically sufficient to allow us to balance our sales commitments with prospective production capacity or incremental sales volume. In addition, the commitments can change because of reopener provisions contained in certain of these long-term contracts.  For the year ended December 31, 2016 and 2015, approximately 80% and 75%, respectively, of all the coal produced from the Pennsylvania Mining Complex was sold under contracts with terms of one year or more.

The provisions of our contracts are the results of both bidding procedures and extensive negotiations with each customer. As a result, the provisions of our contracts vary significantly in many respects, including, among other factors, price adjustment features, price and contract reopener terms, force majeure provisions, coal qualities and quantities. Our contracts typically stipulate procedures for transportation of coal, quality control, sampling and weighing. Most contain provisions requiring us to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility and other qualities. Failure to meet these specifications can result in economic penalties, rejection or suspension of shipments or termination of the contracts.  Although the volume to be delivered pursuant to a long-term contract is stipulated, the customers often have the option to vary the volume within specified limits.

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

Of our 2016 sales tons, approximately 75% were sold to U.S. electric generators, 22% were priced on export markets and 3% were sold to other domestic customers. We derive a significant portion of our revenues from two customers: Duke Energy Corporation (“Duke Energy”) and GenOn Energy, Inc. (“GenOn Energy”) from each of whom we derived at least 10% of our total coal sales revenues for the year ended December 31, 2016. As of December 31, 2016, we had approximately nine sales agreements with these customers that expire at various times between 2017 and 2018.

Transportation Logistics and Infrastructure

We have developed a transportation and logistics network with dual rail transportation options that we believe provides us with operational and marketing flexibility, reduces the cost to deliver coal to our core market and allows us to realize higher netback prices. Most of our coal is sold free on board (“FOB”) at the Pennsylvania Mining Complex, which means that our customers bear the transportation costs from the mining complex, and essentially all of our coal transported to our domestic customers or to an export terminal facility originates by rail. We believe our proximity to our core markets, dual rail transportation options, rail-to-barge access and customized on-site logistics infrastructure contribute to lower overall delivered costs for power plants in the eastern United States as a result of shorter transportation distances, access to diversified rail route options, higher rail car utilization, more efficient use of locomotive power and more predictable movement of product between mine and destination. In addition, we have favorable access to international coal markets through coal export terminals located on the U.S. east coast.

Seasonality

Our business has historically experienced limited variability in its results due to the effect of seasonal changes. Demand for coal-fired power can increase due to unusually hot or cold weather as power consumers use more air conditioning or heating, respectively. Conversely, mild weather can result in weaker demand for our coal. Adverse weather conditions, such as blizzards or floods, can impact our ability to transport coal over our overland conveyor systems and to transport our coal by rail.

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

The CAA also indirectly and more significantly affects the U.S. coal industry by extensively regulating the air emissions of coal-fired electric power generating plants operated by our customers. Coal contains impurities, such as sulfur, mercury and other constituents, many of which are released into the air when coal is burned. Carbon dioxide ("CO2"), a regulated greenhouse gas ("GHG"), is also emitted when coal is burned. Environmental regulations governing emissions from coal-fired electric generating plants increase the costs to operate and could affect demand for coal as a fuel source and affect the volume of our sales. Moreover, additional environmental regulations increase the likelihood that existing coal-fired electric generating plants will be decommissioned, including plants to which the Partnership sells coal to, and reduce the likelihood that new coal-fired plants will be built in the future.

In early 2012, the United States Environmental Protection Agency ("EPA") promulgated or finalized several rules for New Source Performance Standards ("NSPS") for coal- and oil- fired power plants which also have a negative effect on coal-generating facilities. The Utility Maximum Control Technology ("UMACT") rule requires more stringent NSPS for particulate matter ("PM"), Sulfur dioxide "SO2") and nitrogen oxides ("NOX") and the Mercury and Air Toxics Standards ("MATS") rule requires new mercury and air toxic standards. In November 2012, the EPA published a notice of reconsideration of certain aspects of the UMACT and MATS rules. Following reconsideration in April 2013 and again in April 2014, the EPA promulgated final UMACT and MATS rules in November 2014 at which point the standards became applicable to new power plants. The final rules have higher emission limits, but the standards are still stringent and compliance with the rules is expensive.

The CAA requires the EPA to set National Ambient Air Quality Standards ("NAAQS") for certain pollutants and the CAA identifies two types of NAAQS. Primary standards provide public health protection, including protecting the health of "sensitive" populations such as asthmatics, children, and the elderly. Secondary standards provide public welfare protection, including protection against decreased visibility and damage to animals, crops, vegetation, and buildings. On October 1, 2015, the EPA finalized the NAAQS for ozone pollution and reduced the limit to 70 parts per billion (ppb) from the previous 75 ppb standard. The final rule could have a large impact on both the oil and gas and coal mining industries as states would be required to update their permitting standards to meet these potentially unachievable limits. Six states have now filed a petition for review in the D.C. Circuit of Appeals.

On July 6, 2011, the EPA finalized a rule known as the Cross-State Air Pollution Rule ("CSAPR"). CSAPR regulates cross-border emissions of criteria air pollutants such as SO2 and NOX, as well as byproducts, fine particulate matter ("PM2.5") and ozone by requiring states to limit emissions from sources that "contribute significantly" to noncompliance with air quality standards for the criteria air pollutants. If the ambient levels of criteria air pollutants are above the thresholds set by the EPA, a region is considered to be in "nonattainment" for that pollutant and the EPA applies more stringent control standards for sources of air emissions located in the region. In April 2014, the Supreme Court reversed a decision of the D.C. Circuit Court of Appeals that vacated the rule. Following remand and briefing the D.C. Circuit Court, in October 2014, granted a motion to lift a stay of the rule and allow the EPA to modify the CSAPR compliance deadline by three-years, setting the stage for issuance of the proposed rule. Implementation of CSAPR Phase 1 began in 2015, with Phase 2 scheduled to begin in 2017. On September 7, 2016, the EPA finalized an update to the CSAPR for the 2008 ozone NAAQS by issuing the final CSAPR Update. Starting in May 2017, this rule will reduce summertime (May - September) NOX emissions from power plants in 22 states in the eastern United States.

On March 27, 2012, the EPA published its proposed NSPS for CO2 emissions from new coal-powered electric generating units. The proposed rule would have applied to new power plants and to existing plants that make major modifications. If the rule had been adopted as proposed, only new coal-fired power plants with CO2 capture and storage ("CCS") could have met the proposed emission limits. Commercial scale CCS is not likely to be available in the near future, and if available, it may make coal-fired electric generation units uneconomical compared to new gas-fired electric generation units. On January 8, 2014, the EPA re-proposed NSPS for CO2 for new fossil fuel fired power plants and rescinded the rules that were proposed on April 12, 2012.

On September 20, 2013, the EPA issued a new proposal to control carbon emissions from new power plants. Under the Clean Power Plan ("CPP") proposal, the EPA would establish separate NSPS for CO2 emissions for natural gas-fired turbines and coal-fired units. The proposed “Carbon Pollution Standard for New Power Plants” replaces the earlier proposal released by the EPA in 2012. On August 3, 2015, the EPA finalized the Carbon Pollution Standards to cut carbon emissions from new, modified and reconstructed power plants, which would have become effective on October 23, 2015. On June 2, 2014, the EPA proposed additional CPP legislation to cut carbon emissions from existing power plants. Under this proposed rule, the EPA would create emission guidelines for states to follow in developing plans to address GHG emissions from existing fossil fuel-fired electric generating units. Specifically, the EPA is proposing state-specific rate-based goals for CO2 emissions from the power sector, as well as guidelines for states to follow in developing plans to achieve the state-specific goals. On August 3, 2015, the EPA finalized the CPP Rule to cut carbon pollution from existing power plants, which would have become effective on December 22, 2015.

States, industry, organizations, and private entities have filed multiple petitions for review of the CPP in the D.C. Circuit of Appeals and requested that the Court stay implementation of the CPP because they will suffer “irreparable harm.” Petitioners also argued that the Final Rule violates the CAA because energy generating units are already subject to hazardous air pollutant limits under Section 112 of the CAA. On November 3, 2015, twenty-three states were involved in filing a Petition for Review in the U.S. Court of Appeals in Washington, D.C., challenging EPA’s Section 111(b) Rule-also called the “NSPS”-which regulates new coal-fired power plants. On February 9, 2016, the U.S. Supreme Court granted a stay, halting implementation of the EPA’s CPP pending the resolution of legal challenges to the program in court.

Clean Water Act. The federal Clean Water Act ("CWA") and corresponding state laws affect our coal operations by regulating discharges into surface waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. The CWA and corresponding state laws include requirements for: improvement of designated "impaired waters" (i.e., not meeting state water quality standards) through the use of effluent limitations; anti-degradation regulations which protect state designated "high quality/exceptional use" streams by restricting or prohibiting discharges; requirements to treat discharges from coal mining properties for non-traditional pollutants, such as chlorides, selenium and dissolved solids; requirements to minimize impacts and compensate for unavoidable impacts resulting from discharges of fill materials to regulated streams and wetlands; and requirements to dispose of produced wastes and other oil and gas wastes at approved disposal facilities. In addition, the Spill Prevention, Control and Countermeasure ("SPCC") requirements of the CWA apply to all CONSOL Energy operations that use or produce fluids and require the implementation of plans to address any spills and the installation of secondary containment around all storage tanks. These requirements may cause us to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows.

However, on June 29, 2015, the EPA issued a final rule effective August 28, 2015, clarifying which waterways are subject to federal jurisdiction under the Clean Water Act, which would impose additional permitting obligations on our operations. On August 27, 2015, the District Court for the District of North Dakota blocked implementation of the rule in 13 states. On October 9, 2015, the U.S. Circuit Court of Appeals for the Sixth Circuit blocked implementation of the rule nationwide. On January 19, 2017 the U.S. Supreme Court agreed to consider whether jurisdiction rests with the federal district or appellate courts to decide this matter.

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

Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act ("RCRA") and corresponding state laws and regulations affect coal mining by imposing requirements for the treatment, storage and disposal of hazardous wastes. Facilities at which hazardous wastes have been treated, stored or disposed of are subject to corrective action orders issued by the EPA that could adversely affect our results, financial condition and cash flows. In 2010, the EPA proposed options for the regulation of Coal Combustion Residuals ("CCRs") from the electric power sector as either hazardous waste or non-hazardous waste. On December 19, 2014, the EPA announced the first national regulations for the disposal of CCRs from electric utilities and independent power producers under RCRA. On April 17, 2015, the EPA finalized these regulations under the solid waste provisions (Subtitle D) of RCRA and not the hazardous waste provisions (Subtitle C) which became effective on October 19, 2015. The EPA affirms in the preamble to the final rule that “this rule does not apply to CCR placed in active or abandoned underground or surface mines.” Instead, “the U.S. Department of Interior ("DOI") and the EPA will address the management of CCR in mine fills in a separate regulatory action(s).” On November 3, 2015, the EPA published the final rule Effluent Limitations Guidelines and Standards ("ELG"), revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. The combined effect of the CCR and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal burning power plants that cannot comply with the new standards.

Surface Mining Control and Reclamation Act. The federal Surface Mining Control and Reclamation Act ("SMCRA") establishes minimum national operational and reclamation standards for all surface mines as well as most aspects of underground mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the U.S. Office of Surface Mining ("OSM") or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards which are more stringent than the requirements of SMCRA and OSM's regulations and in many instances have done so. The Pennsylvania Mining Complex is located in states which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs. In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund, which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.28 per ton for surface mined coal and $0.12 per ton for underground mined coal. These fees are currently scheduled to be in effect until September 30, 2021.

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and to satisfy other miscellaneous obligations. These bonds are provided by CONSOL Energy and are typically renewable on a yearly basis. Surety bond costs have increased while the market terms of surety bonds have generally become less favorable. It is possible that surety-bond issuers may refuse to renew bonds or may demand additional collateral. Any failure by CONSOL Energy or us to maintain, or our inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on our ability to produce coal, which could adversely affect our business, financial condition, liquidity, results of operations and cash flows.

Excess Spoil, Coal Mine Waste, Diversions, and Buffer Zones for Perennial and Intermittent Streams. The OSM has issued final amendments to regulations concerning stream buffer zones, stream channel diversions, excess spoil, and coal mine waste to comply with an order issued by the U.S. District Court for the District of Columbia on February 20, 2014, which vacated the stream buffer zone rule that was published December 12, 2008. On July 27, 2015, OSM published the proposed Stream Protection Rule ("SPR"). After much debate and thousands of comments, the final SPR was published by OSM in the Federal Register on December 20, 2016. The final SPR requires the restoration of the physical form, hydrologic function, and ecological function of the segment of a perennial or intermittent stream that a permittee mines through. Additionally, it requires that the post-mining surface configuration of the reclaimed mine site include a drainage pattern, including ephemeral streams, similar to the pre-mining drainage pattern, with exceptions for stability, topographical changes, fish and wildlife habitat, etc. The rule also, requires the establishment of a 100-foot-wide streamside vegetative corridor of native species (including riparian species, when appropriate) along each bank of any restored or permanently-diverted perennial, intermittent, or ephemeral stream. The congressional majority have vowed to block the SPR through a Congressional Review Act resolution. The Congressional Review Act is a law that allows Congress to overturn rules issued by federal agencies. Once a rule is finalized, Congress has a limited period of time to pass a joint resolution of disapproval preventing it from taking effect. The president-elect has also vowed to overturn the SPR. It remains to be seen if the SPR will be enforced. Many believe the SPR to be an overreach of jurisdiction by the OSM, particularly into areas under the legal jurisdiction of other federal agencies, particularly the EPA, the Corps of Engineers, and the U.S. Fish and Wildlife Service, as well as delegated state programs or state laws (e.g., Clean Water Act authority, PA Clean Streams Law, etc.).

Health and Safety Laws

Mine Safety. Legislative and regulatory changes have required us to purchase additional safety equipment, construct stronger seals to isolate mined out areas, and engage in additional training. We have also experienced more aggressive inspection protocols, and with new regulations the volume of civil penalties have increased. The actions taken thus far by federal and state governments include requiring:

•	the caching of additional supplies of self-contained self-rescuer ("SCSR") devices underground;

•	the purchase and installation of electronic communication and personal tracking devices underground;

•	the purchase and installation of proximity detection devices on continuous miner machines;

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

On October 2, 2015, the Mine Safety and Health Administration ("MSHA") published proposed rules for underground coal mining operations concerning proximity detection systems for coal hauling machines and scoops. The rulemaking record for this proposed rule was closed on December 15, 2016, but on January 9, 2017, MSHA published a notice reopening the record and extending the comment period for this proposed rule for 30 days. On January 15, 2015, MSHA published a final rule requiring underground coal mine operations to equip continuous mining machines, except full-face continuous mining machines, with proximity detection systems. The proximity detection system strengthens protection for miners by reducing the potential of pinning, crushing and striking hazards that result in accidents involving life-threatening injuries and death. The final rule became effective March 15, 2015 and included a phased in schedule for newly manufactured and in-service equipment.

In 2010, MSHA rolled out the “End Black Lung, Act Now” initiative. As a result, MSHA implemented a new final rule on August 1, 2014 to lower miners’ exposure to respirable coal mine dust including using the new Personal Dust Monitor technology. This final rule was implemented in three phases. The first phase began on August 1, 2014 and utilized the current gravimetric sampling device to take full shift dust samples from the current designated occupations and areas. It also required additional record keeping and immediate corrective action in the event of overexposure. The second phase began on February 1, 2016 and required additional sampling for designated and other occupations using the new continuous personal dust monitor

("CPDM") technology, which provides real time dust exposure information to the miner. CPDM equipment was purchased and was placed into service which was required to meet compliance with the new rule. Dust Coordinators and Dust Technicians were hired in order to meet the staffing demand to manage compliance with the new rule. The final phase of the rule went into effect on August 1, 2016. The current respirable dust standard was reduced from 2.0 to 1.5mg/m3 for designated occupations and from 1.0 to 0.5mg/m3 for Part 90 Miners.

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

The Patient Protection and Affordable Care Act ("PPACA") made two changes to the Federal Black Lung Benefits Act. First, it provided changes to the legal criteria used to assess and award claims by creating a legal presumption that miners are entitled to benefits if they have worked at least 15 years in underground coal mines, or in similar conditions, and suffer from a totally disabling lung disease. To rebut this presumption, a coal company would have to prove that a miner did not have black lung or that the disease was not caused by the miner's work. Second, it changed the law so black lung benefits will continue to be paid to dependent survivors when the miner passes away, regardless of the cause of the miner's death. The changes have increased the cost to us of complying with the Federal Black Lung Benefits Act. In addition to the federal legislation, we are also liable under various state statutes for our portion of black lung claims.
Employees

Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. The directors and executive officers of our general partner manage our and our subsidiaries’ operations and activities. The executive officers of our general partner are employed and compensated by CONSOL Energy or its affiliates, other than the general partner. Under our omnibus agreement with CONSOL Energy, we reimburse CONSOL Energy for compensation-related expenses (including salary, bonus, incentive compensation and other amounts) attributable to the portion of an executive’s compensation that is allocable to our general partner. Pursuant to the operating agreement with CONSOL Energy, CNX Thermal Holdings, a wholly-owned subsidiary, manages and controls the day-to-day operations of the Pennsylvania Mining Complex. Under our employee services agreement with CONSOL Energy, CONSOL Energy employees continue to mine, process and market coal from the Pennsylvania Mining Complex, subject to our direction and control under the operating agreement. All of the field-level employees required to conduct and support our operations are employed by CONSOL Energy or its subsidiaries and are subject to the employee services agreement that we entered into with CONSOL Energy. As of December 31, 2016, CONSOL Energy employed approximately 1,600 people who provide direct support to our operations pursuant to the employee services agreement. None of the employees who provide direct support to our operations are represented by a labor union or collective bargaining agreement.

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
ITEM 1A.    RISK FACTORS

Risks Related to Our Business

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our common and subordinated unitholders.

In order to support the payment of the minimum quarterly distribution of $0.5125 per unit common and subordinated per quarter, or $2.05 per common and subordinated unit on an annualized basis, we must generate distributable cash flow of approximately $12.1 million per quarter, or approximately $48.6 million per year, based on the number of common units and subordinated units and the general partner interest outstanding (without taking into account the conversion of any preferred units).

Distributions on Class A Preferred Units may be payable either in additional Class A Preferred Units ("PIK Units") or in cash. To be able to pay the Class A Preferred Unit distribution in cash, we must generate additional cash flow of approximately $1.9 million per quarter, or approximately $7.4 million per year, based on the number of Class A Preferred Units outstanding as of December 31, 2016. We may not generate sufficient distributable cash flow to support the payment of the minimum cash quarterly distributions to our holders of preferred units.

The amount of available cash (as defined in the Partnership Agreement. See Item 5 - “Definition of Available Cash”) that we can distribute on our common units (and, as permitted under our Partnership Agreement, on our Class A Preferred Units) principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Our primary strategy for growing our business and increasing distributions to our unitholders is to make acquisitions that increase our distributable cash flow. The primary component of our growth strategy is based upon our expectation of future divestitures by our sponsor to us of portions of its currently retained 75% undivided interest in the Pennsylvania Mining Complex. We have a right of first offer pursuant to our omnibus agreement to purchase part or all of the undivided interest in the Pennsylvania Mining Complex retained by our sponsor for so long as CONSOL Energy controls our general partner. However, our sponsor is under no obligation to sell us additional undivided interests in the Pennsylvania Mining Complex and we are under no obligation to purchase additional undivided interests in the Pennsylvania Mining Complex from our sponsor. We may never purchase additional undivided interests in the Pennsylvania Mining Complex for several reasons, including the following:

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

We can provide no assurance that we will be able to successfully consummate any future acquisition of all or any portion of CONSOL Energy's retained 75% undivided interest in the Pennsylvania Mining Complex. In addition, our right of first offer will terminate upon the date that CONSOL Energy no longer controls our general partner. Our general partner may not transfer all or any part of its general partner interest to another person prior to June 30, 2025, without the approval of the holders of at least a majority of the outstanding common units, excluding common units held by our general partner and its affiliates (subject to certain exceptions included in the Partnership Agreement). For additional information regarding our right of first offer and its terms and conditions, please read: Item 13 - Omnibus Agreement - Right of first offer.

Furthermore, if our sponsor reduces its ownership interest in us, it may be less willing to sell to us additional undivided interests in the Pennsylvania Mining Complex. Except for our right of first offer, there are no restrictions on our sponsor’s ability to transfer the assets covered by our right of first offer to a third party. If we do not acquire all or a significant portion of CONSOL Energy's retained 75% undivided interest in the Pennsylvania Mining Complex, our ability to grow our business and increase our cash distributions to our unitholders may be significantly limited.

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

Deterioration in the global economic conditions in any of the industries in which our customers operate, a worldwide financial downturn, or negative credit market conditions could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Economic conditions in a number of industries in which our customers operate, such as electric power generation and steelmaking, substantially deteriorated in recent years and reduced the demand for coal. The general economic challenges for some of our customers continued in 2016 and the outlook is uncertain. In addition, liquidity is essential to our Partnership and developing our assets. Renewed or continued weakness in the economic conditions of any of the industries served by our customers could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions. For example:

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

•
our ability to access the capital markets may be restricted at a time when we intend to raise capital for our business, including for exploration and/or development of coal reserves, or for strategic acquisitions of assets, including from our sponsor.

Decreases in demand for electricity and changes in coal consumption patterns of U.S. electric power generators could adversely affect our business.

Our business is closely linked to domestic demand for electricity, and any changes in coal consumption by U.S. electric power generators would likely impact our business over the long term. According to the EIA, in 2016, the domestic electric power sector accounted for approximately 92% of total U.S. coal consumption. In 2016, the Pennsylvania Mining Complex sold approximately 76% of its coal to U.S. electric power generators, and we have multi-year contracts in place with these electric power generators for a significant portion of our future production. The amount of coal consumed by the electric power generation industry is affected by, among other things:

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

For example, the relatively recent low price of natural gas has resulted, in some instances, in domestic electric power generators increasing natural gas consumption while decreasing coal consumption. Federal and state mandates for increased use of electricity derived from renewable energy sources could affect demand for our coal. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the electric power generation industry could adversely affect the price of coal, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

According to the EIA, although electricity demand fell in only three years between 1950 and 2007, it declined in five of the eight years between 2008 and 2015. The largest drop in electricity demand occurred in 2009, primarily as the result of the steep economic downturn from late 2007 through 2009, which led to a large drop in electricity sales in the industrial sector. Other factors, such as efficiency improvements associated with new appliance standards in the buildings sectors and overall improvement in the efficiency of technologies powered by electricity, have slowed electricity demand growth and may contribute to slower growth in the future, even as the U.S. economy continues its recovery. Further decreases in the demand for electricity, such as decreases that could be caused by a worsening of current economic conditions, a prolonged economic recession or other similar events, could have a material adverse effect on the demand for coal and on our business over the long term.

Changes in the coal industry that affect our customers, such as those caused by decreased electricity demand and increased competition, could also adversely affect our business. Indirect competition from natural gas-fired plants that are relatively less expensive to construct and less difficult to permit has the most potential to displace a significant amount of coal-fired electric power generation in the near term, particularly from older, less efficient coal-fired powered generators. For example, according to the EIA, installed U.S. natural gas-fired net summer generating capacity increased by about 7 gigawatt from 2014-2015, while installed coal-fired net summer generating capacity decreased by about 19 gigawatt over the same period. In addition, uncertainty caused by federal and state regulations could cause coal customers to be uncertain of their coal requirements in future years, which could adversely affect our ability to sell coal to our customers under multi-year sales contracts.

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

Our financial results are significantly affected by the prices we receive for our coal and depend, in part, on the margins that we receive on sales of our coal. Our margins reflect the price we receive for our coal over our cost of producing and transporting our coal. Prices and quantities under our multi-year sales contracts are generally based on expectations of future coal prices at the time the contract is entered into, renewed, extended or re-opened. The expectation of future prices for coal depends upon many factors beyond our control, including the following:

•	the market price for coal;

•	overall domestic and global economic conditions, including the supply of and demand for domestic and foreign coal;

•	changes in the consumption pattern of electricity generators, industrial consumers, electricity generators and residential end-users of electricity;

•	weather conditions in our markets which affect the demand for thermal coal;

•	competition from other coal suppliers;

•	the price and availability of alternative fuels and sources for electricity generation, especially natural gas and renewable energy sources;

•	technological advances affecting energy consumption;

•	the costs, availability and capacity of transportation infrastructure; and

•
the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits.

The coal industry also faces concerns with respect to oversupply from time to time. For example, the unusually warm 2015-16 winter left utilities with large coal stockpiles and depressed the demand for thermal coal. Also, China, a key participant in the seaborne market, has experienced highly volatile swings in seaborne coal demand which can adversely affect the supply/demand balance. Our average sales price per ton sold in 2016 declined 23% from 2015 due to imbalanced supply and demand. A substantial or extended decline in the prices we receive for our coal could adversely affect our business, results of operations, financial condition, cash flows and ability to make cash distributions to our unitholders.

Competition within the coal industry may adversely affect our ability to sell coal. Increased competition or a loss of our competitive position could adversely affect our sales of, or our prices for, our coal, which could impair our profitability. In addition, foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.

We compete with other producers primarily on the basis of price, coal quality, transportation costs and reliability of delivery. We compete with coal producers in various regions of the United States and with some foreign coal producers for domestic sales primarily to electric power generators. We also compete with both domestic and foreign coal producers for sales in international markets. Demand for our coal by our principal customers is affected by the delivered price of competing coals, other fuel supplies and alternative generating sources, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric, wind and solar power.

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

In addition, the total cost of coal sold and overall coal production may be adversely affected by various factors. For example, unit costs were negatively impacted in 2016 due to adverse geological conditions at the Enlow Fork mine, primarily related to sandstone intrusions, which reduced its coal production. Although we, through CONSOL Energy, maintain insurance for a number of risks and hazards, we may not be insured or fully insured against the losses or liabilities that could arise from a significant accident in our coal operations. We or CONSOL Energy may elect not to obtain insurance for any or all of these risks if we or CONSOL Energy believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. Moreover, a significant mine accident could potentially cause a mine shutdown. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

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

All of our operations are conducted at a single mining complex located in the Northern Appalachian Basin in southwestern Pennsylvania. The geographic concentration of our operations at the Pennsylvania Mining Complex may disproportionately expose us to disruptions in our operations if the region experiences adverse conditions or events, including severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation or natural disasters. If any of these factors were to impact the Northern Appalachian Basin more than other coal producing regions, our business, financial condition, results of operations and ability to make cash distributions will be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.

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

During the year ended December 31, 2016, approximately 65% of the coal we produced was sold under multi-year sales contracts. If a substantial portion of our contracts are modified or terminated (or if force majeure is exercised) and we are unable to replace the contracts (or if new contracts are priced at lower levels), our profitability would be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have existing contractual obligation, our revenues will decrease and we may have to reduce production at our mines until our customer’s contractual obligations are honored.

The profitability of our multi-year sales contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, including our production costs and other factors. Price changes, if any, provided in multi-year sales contracts may not reflect our cost increases and, therefore, increases in our costs may reduce our profit margins. In addition, during periods of declining market prices, provisions in our multi-year sales contracts for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price and electric power price volatility. As a result, we may not be able to obtain multi-year agreements at favorable prices compared to either market conditions, as they may change from time to time, or our cost structure, which may reduce our profitability.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

We derive a significant portion of our revenues from two customers: Duke Energy Corporation (“Duke Energy”) and GenOn Energy, Inc. (“GenOn Energy”), from each of whom we derived at least 10% of our total coal sales revenues for the year ended December 31, 2016. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers. Revenues from our largest customers may fluctuate from time to time based on numerous factors, including market conditions, which may be outside of our control. As of December 31, 2016, we had approximately nine sales agreements with these customers that expire at various times between 2017 and 2018. If any of our largest customers experience declining revenues due to market, economic or competitive conditions, we could be pressured to reduce the prices that we charge for our coal, which could have an adverse effect on our margins, profitability, cash flows and financial position. In addition, if any of our largest customers were to significantly reduce their purchases of coal from us, including by failing to buy and pay for coal they committed to purchase in sales contracts, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be adversely affected.

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

Most of our sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal quality characteristics such as heat content, sulfur, ash, moisture, volatile matter, grindability, ash fusion temperature, and size consist. Failure to meet these conditions could result in penalties or rejection of the coal at the election of the customer. Our sales contracts also typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of specified events. Force majeure events include, but are not limited to, floods, earthquakes, storms, fire, faults in the coal seam or other geologic conditions, other natural catastrophes, wars, terrorist acts, civil disturbances or disobedience, strikes, railroad transportation delays caused by a force majeure event and actions or restraints by court order and governmental authority or arbitration award. Depending on the language of the contract, some contracts may terminate upon continuance of an event of force majeure that extends for a period greater than three to twelve months.

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

In order to maintain and grow our business, we will need to make substantial capital expenditures to fund our share of capital expenditures associated with our mines. Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. While a significant amount of the capital expenditures required to build out our mining infrastructure has been spent, we must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. Our production levels may decrease or may not be able or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels, and we may be required to defer all or a portion of our capital expenditures. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business and, as a result, we may be unable to maintain or raise the level of our future cash distributions over the long term. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional units or other equity securities. Using cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then current distribution rate, which could materially decrease our ability to pay distributions at the then prevailing distribution rate. While we have historically received funding from our sponsor, none of our sponsor, our general partner or any of their respective affiliates is committed to providing any direct or indirect financial support to fund our growth.

We may not be able to obtain equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our coal mining operations.

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

Restrictions in our revolving credit facility and our level of indebtedness could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.

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

Our revolving credit facility contains covenants requiring us to maintain certain financial ratios. For example, we are obligated to maintain at the end of each fiscal quarter (i) an interest coverage ratio of at least 3.0 to 1.0 and (ii) a maximum leverage ratio of no greater than 3.5 to 1.0 (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition). Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure that we will meet any such ratios.

The restrictions in our revolving credit facility and our level of debt could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in planning for and responding to changing business and economic conditions may be limited.

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

We will have exposure to increases in interest rates. Based on our current debt level of $201,000 thousand as of December 31, 2016, comprised of funds drawn on our revolving credit facility, an increase of one percentage point in the interest rate will result in an increase in annual interest expense of $2,010 thousand. As a result, our results of operations, cash flows and financial condition and our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.

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

The Federal Endangered Species Act (ESA) and similar state laws protect species threatened with extinction. Protection of endangered and threatened species may cause us to modify mining plans, or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA. Based on species that have been identified and the current application of endangered species laws and regulations, we do not believe that there are any species protected under the ESA or state laws that would materially and adversely affect our ability to mine coal from our properties. However, In April 2015, the U.S. Fish and Wildlife Service announced a Section 4(d) threatened listing final rule for the Northern Long-Eared Bat throughout our operations area. This listing will establish habitat protection for the species but will not prevent the cause of the decline in the population of the Long-Eared bat, which is due to a disease commonly referred to as White Nose Syndrome. This listing could lead to significant timing and critical path hurdles, ultimately limiting the ability to clear timber for construction activities.

The Partnership's coal business must obtain permits with associated mitigation from the Army Corps of Engineers (ACOE) for impacts to streams and wetlands that are unavoidable. In 2013, the EPA issued a draft report entitled "Connectivity of Streams and Wetlands to Downstream Waters", which affects a proposed rulemaking known as the WOTUS rule that would expand the scope of the Clean Water Act (CWA) to include previously non-jurisdictional streams, wetlands, and waters, making these areas jurisdictional inter-coastal waters of the U.S. On June 29, 2015 the EPA published the final WOTUS Rule which becomes effective on August 28, 2015. This rule making will likely cause states that have jurisdiction over their own waters to make regulatory changes to their already robust regulatory programs, add unwarranted delays to the permitting process and extend review times even further for regulatory agencies already under resourced, and lead to additional mitigation cost and severely limit the Partnership’s ability to avoid regulated jurisdictional waters.

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

Internationally, the Kyoto Protocol, which set binding emission targets for developed countries (but was never ratified by the United States) was nominally extended past its expiration date of December 2012 with a requirement for a new legal construct to be put into place by 2015. In December 2015, the United Nations Climate Change Conference was held and an agreement reached between the participating countries, including the United States, to limit global warming to less than 2 degrees Celsius compared to pre-industrial levels. This agreement, known as the Paris Agreement, calls for zero net anthropogenic greenhouse gas emissions to be reached in the second half of the 21st century. To become effective, at least 55 countries, representing at least 55 percent of global greenhouse gas emissions, must sign the agreement in New York between April 22, 2016, and April 21, 2017, and adopt it within their own legal systems through ratification, acceptance, approval or accession. In addition, in November 2014, President Obama announced that the United States would seek to cut net greenhouse gas emissions 26-28 percent below 2005 levels by 2025 in return for China’s commitment to seek to peak emissions around 2030, with concurrent increases in renewable energy.

Following a U.S. Supreme Court decision effectively mandating that the EPA regulate GHGs from cars and trucks under the Clean Air Act (“CAA”), the EPA began to regulate GHG emissions from power plants. On September 30, 2013, the EPA re-proposed New Source Performance Standards (“NSPS”) for carbon dioxide (“CO2”) for new fossil fuel fired power plants, and on June 2, 2014, re-proposed NSPS for existing and modified power plants, which rescinded the rules that were originally proposed in 2012. In addition, on June 2, 2014, the EPA announced the Clean Power Plan, which proposed to limit CO2 emissions from existing power plants through state-specific rate-based goals. On August 3, 2015, EPA finalized the Clean Power Plan which became effective December 22, 2015. States, industry and labor organizations filed at least 17 petitions for review on the rule in the D.C. Circuit Court of Appeals.

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

In addition, coalbed methane must be expelled from our underground coal mines for mining safety reasons. Coalbed methane has a greater GHG effect than carbon dioxide. CNX Gas Corporation’s gas operations capture coalbed methane from our underground coal mines, although some coalbed methane is vented into the atmosphere when the coal is mined. In June 2010, Earth Justice petitioned the EPA to make a finding that emissions from coal mines endangered public health and welfare, and to list them as a stationary source subject to further regulation of emissions. On April 30, 2013, the EPA denied the petition. Judicial challenges seeking to force the EPA to list coal mines as a stationary source have likewise been unsuccessful to-date. If in the future the agency were to make an endangerment finding, we may have to further reduce our methane emissions, install additional air pollution controls, pay higher taxes, incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines or perhaps curtail coal production.

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

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Complying with regulations to address these emissions can be costly for electric power generators. For example, in order to meet the CAA limits for sulfur dioxide emissions from electric power plants, coal users need to install costly pollution control devices, use sulfur dioxide emission allowances (some of which they may purchase), or switch to other fuels. Recent EPA rulemakings requiring additional reductions in permissible emission levels of impurities by coal-fired plants will likely make it more costly to operate coal-fired electric power plants and may make coal a less attractive fuel alternative for electric power generation in the future. Examples include (i) implementation of Phase I of the Cross-State Air Pollution Rule (“CSAPR”) that began in May 2015, with implementation of Phase 2 planned to begin in 2017; (ii) the issuance by the EPA on December 3, 2015, of the proposed CSAPR Update Rule to require reductions of seasonal nitrogen oxides ("NOX") emissions from power plants in 23 or the original 28 proposed Eastern states to address interstate ozone air quality impacts for downwind states; (iii) the October 1, 2015, promulgation by EPA for a revised National Ambient Air Quality Standard ("NAAQS") for ozone pollution which further lowered the standard and resulted in more air quality non-attainment counties across the U.S.; and (iv) promulgation of the Mercury and Air Toxics Standards, known as the MATS rule, which included reduced emissions limits for particulate matter ("PM"), mercury, sulfur dioxide ("SO2") and NOX. Although the U.S. Supreme Court issued a ruling on June 29, 2015, holding that the EPA should have considered compliance costs when developing the MATS rule, a number of coal-fired power plants, particularly smaller and older plants, already have retired or announced that they will retire rather than retrofit to meet the obligations of the MATS rules. Prior to the U.S. Supreme Court’s ruling, the MATS rules, in combination with other environmental regulations and economic factors, resulted in the retirement of more than 20 GW of domestic coal-fired generating capacity prior to 2015 and has led to the announcement of more than 40 GW of additional domestic coal-fired generating capacity for the period from 2015 through 2019.

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

One such proposed regulation was issued by the Office of Surface Mining on July 27, 2015, to amend regulations concerning stream buffer zones, stream channel diversions, excess spoil and coal mine waste. As drafted, this proposed rule would extend the impacts of mining to include surrounding areas of the entire coal reserve previously not included in assessments submitted as part of the permit application. The proposed rule would also prohibit mining in or through a perennial, intermittent or ephemeral stream, even if impacts were temporary, and require a 100 foot buffer zone on either side of a stream. As drafted, this proposed rule has the potential to impact the profitability of our longwall coal mines.

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

Our coal production is dependent on our ability to obtain various federal and state permits and approvals to mine our coal reserves. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by regulators. The EPA also has the authority to veto permits issued by the U.S. Army Corps of Engineers under the Clean Water Act’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. In addition, the public, including non-governmental organizations and individuals, have certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. The pace with which the government issues permits needed for new operations and for on-going operations to continue mining has slowed significantly and negatively impacted expected production. These delays or denials of mining permits could reduce our production, cash flow and results of operations. In 2005, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a technical guidance document that imposes standards in the material mining permits that we hold, including potentially costly stream mitigation and monitoring requirements and alterations to our longwall mining plans. In addition, we may be required to alter our mine plans, which could result in a reduction in our accessible reserves in the affected mines.

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

We are also required to post bonds for the cost of coal mine reclamation, which is being expanded in Pennsylvania to cover all coal mine bonding, further increasing the amount of surety bonds we must seek in order to permit our mining activities. If our creditworthiness declines, states may seek to require us to post letters of credit or cash collateral to secure those obligations, or we may be unable to obtain surety bonds, in which case we would be required to post letters of credit. Additionally, the sureties that post bonds on our behalf may require us to post security in order to secure the obligations underlying these bonds. Posting letters of credit in place of surety bonds or posting security to support these surety bonds would have an adverse effect on our liquidity.

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

Our sponsor, CONSOL Energy, owns 3,956,496 Class A Preferred Units representing limited partnership interests, which convert on a one-for-one basis into common units, 1,050,000 common units and 11,611,067 subordinated units, representing a 60.1% limited partner interest. In addition, our general partner owns a 1.7% general partner interest in us and all of our incentive distribution rights. Our sponsor also continues to own a 75% undivided interest in the Pennsylvania Mining Complex.

Although our general partner has a duty to manage us in a manner that is in the best interests of our Partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of our sponsor. Conflicts of interest may arise between our sponsor and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interests, our general partner may favor its own interests and the interests of its affiliates, including our sponsor, over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Our Partnership Agreement requires that we distribute all of our available cash (which is defined in the Partnership Agreement) to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional partnership interests in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional partnership interests may increase the risk that we will be unable to maintain or increase our per unit distribution level. Under the Partnership Agreement, the holders of the Class A Preferred Units are entitled to vote as a separate class on any matter that adversely affects the rights, privileges or preferences of Class A Preferred Units in any material respect, which would include the issuance of additional partnership interests that would change the seniority rights of the Class A Preferred Units as to the payment of distributions. There are no other limitations in our Partnership Agreement on our ability to issue additional partnership interests, including partnership interests ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional partnership interests. The incurrence of additional commercial bank borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.

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

However, after the subordination period has ended, our Partnership Agreement may be amended with the consent of our general partner and the approval of a majority of the outstanding common units, including Class A Preferred Units (voting together with the common units) and common units owned by our general partner and its affiliates. Our sponsor owns an aggregate of approximately 9.0% of our outstanding common units, all of our subordinated units and all of our preferred units.

Our Partnership Agreement replaces our general partner’s fiduciary duties to holders of our units with contractual standards governing its duties.

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

By purchasing a unit, a unitholder is treated as having consented to the provisions in our Partnership Agreement, including the provisions discussed above.

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

Our Partnership Agreement restricts the remedies available to holders of our common units, preferred units and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner and its affiliates in connection with managing and operating our business and affairs (including expenses allocated to our general partner by its affiliates). Except to the extent specified under our omnibus agreement and the other agreements described under “Certain Relationships and Related Party Transactions—Agreements Governing the Transactions,” our general partner determines the amount of these expenses. Under the terms of the omnibus agreement we will be required to reimburse our sponsor for the provision of certain administrative support services to us. Under our employee services agreement, we will be required to reimburse our sponsor for all direct third-party and allocated costs and expenses actually incurred by our sponsor in providing operational services. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The costs and expenses for which we will reimburse our general partner and its affiliates may include reimbursements for salary, bonus, incentive compensation and other amounts paid to affiliates of our general partner for the costs incurred in providing services for us or on our behalf and expenses allocated to our general partner by its affiliates. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits under our Partnership Agreement. The total amount of such reimbursed expenses was $4.5 million for the year ended December 31, 2016. Payments to our general partner and its affiliates may be substantial and may reduce the amount of cash we have available to distribute to unitholders.

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

Our general partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66.67% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our Partnership Agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for intentional fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. Our sponsor owns 61.1% of our total outstanding common units, subordinated units and preferred units on an aggregate basis. This will give our sponsor the ability to prevent the removal of our general partner.

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

The restrictions in our Partnership Agreement applicable to holders of 20% or more of any class of our outstanding partnership interests do not apply to Greenlight Capital.

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

Our general partner may transfer its general partner interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our Partnership Agreement on the ability of our sponsor to transfer its membership interest in our general partner to a third party after June 30, 2025 without the consent of the unitholders. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices.

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

On or after September 30, 2017, our sponsor may convert its Class A Preferred Units into common units or transfer its Class A Preferred Units to a third party.

On September 30, 2016, we issued 3,956,496 Class A Preferred Units to our sponsor, CONSOL Energy. Under the terms of the Partnership Agreement, the holder of the Class A Preferred Units has the same voting rights as it would have if all of its Class A Preferred Units were converted, on a one-for-one basis, into common units and will vote together with the holders of the common units as a single class. Additionally, Class A Preferred Unit holders will be entitled to vote as a separate class on any matter that adversely affects the rights, privileges or preferences of the Class A Preferred Units in any material respect or as required by applicable law. Prior to September 30, 2017, CONSOL Energy may not transfer any Class A Preferred Units, other than transfers to affiliates, without our approval. On and after September 30, 2017, CONSOL Energy may transfer any of its Class A Preferred Units to a third party.  If CONSOL Energy transfers any of its Class A Preferred Units to a third party, the transferees would vote together with the holders of the common units. A transfer of the Class A Preferred Units would further dilute CONSOL Energy’s interest in the Partnership and may reduce the likelihood that CONSOL Energy will continue to sell or contribute assets to us, which in turn could negatively impact our ability to grow our asset base and materially and adversely impact our results of operations and distributable cash flow.

We may issue an unlimited number of additional partnership interests without unitholder approval, which would dilute our then-existing unitholders’ proportionate ownership interests in us. In addition, the general partner has the right to cause additional Class A Preferred Units to be issued to our sponsor in lieu of cash payment of accrued distributions.

At any time, we may issue an unlimited number of general partner interests or limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such general partner interests or limited partner interests. Further, there are no limitations in our Partnership Agreement on our ability to issue equity securities that rank equal or senior to our common units as to distributions or in liquidation or that have special voting rights and other rights. In addition the general partner has the right to elect to pay any Class A Preferred Unit distribution in additional Class A Preferred Units.

The issuance by us of additional common units, Class A Preferred Units or other equity securities of equal or senior rank will have the following effects:

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

Our sponsor holds 1,050,000 common units, 11,611,067 subordinated units and 3,956,496 Class A Preferred Units. All of the subordinated units will convert into common units at the end of the subordination period and the Class A Preferred Units will be convertible on a one-for-one basis at any time after September 30, 2017, or potentially earlier upon the occurrence of certain events. In addition, Greenlight Capital holds 5,488,438 common units, per public filings. We also agreed to provide our sponsor and Greenlight Capital with certain registration rights under applicable securities laws. The sale of these units described above in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, common unit holders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. They may also incur a tax liability upon a sale of their units. Our general partner and its affiliates own approximately 9.0% of our common units (excluding any common units purchased by the directors, director nominees and executive officers of our general partner, directors of our sponsor and certain other individuals as selected by our sponsor under our directed unit program). At the end of the subordination period and upon the conversion of the preferred units, our general partner and its affiliates will own approximately 61.1% of our outstanding common units (excluding any common units purchased by the directors, director nominee and executive officers of our general partner, directors of our sponsor and certain other individuals as selected by our sponsor under our directed unit program) and therefore would not be able to exercise the call right at that time.

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

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48%, in addition to distributions paid on its 1.7% general partner interest) for each of the prior four consecutive fiscal quarters and the amount of such distribution did not exceed the adjusted operating surplus for such quarter, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

Our Partnership Agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which limits our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees.

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

Our common units are listed on the NYSE. Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, are not subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

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

The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested a ruling from the IRS on this or any other tax matter affecting us. Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to a unitholder. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, Pennsylvania may assess a partnership level tax if the partnership is found to have underreported income by more than $1,000,000 in any tax year. Imposition of any such taxes may substantially reduce our distributable cash flow. Therefore, if we were treated as a corporation for U.S. federal income tax purposes, or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.

Our Partnership Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress and the President propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including the elimination of the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our units.

Our unitholders’ allocated share of our income will be taxable to them for U.S. federal income tax purposes even if they do not receive any cash distributions from us.

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

If the IRS contests the U.S. federal income tax positions we take, the market for our units may be adversely impacted and the cost of any IRS contest will reduce our distributable cash flow to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. We intend to furnish to each unitholder, within 90 days after the close of each calendar year, specific tax information, including a Schedule K-1, which describes his or her share of our income, gains, losses, and deductions for our preceding taxable year. In preparing this information, we will take various accounting and reporting positions. The IRS may adopt positions that differ from the conclusions of our counsel expressed in this report or from the positions we take, and the IRS’s positions may ultimately be sustained in an audit of our U.S. federal income tax information returns. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow. Adjustments resulting from an IRS audit may require each unitholder to adjust a prior year’s tax liability, and possibly may result in an audit of his or her return. Any audit to a unitholder’s return could result in adjustments not related to our returns, as well as those related to our returns.

Tax gain or loss on the disposition of our units could be more or less than expected.

If our unitholders sell units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation and depletion recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells units may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our units that may result in adverse tax consequences to them.

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and each non-U.S. person will be required to file U.S. federal income tax returns and pay tax on its share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult a tax advisor before investing in our units.

We will treat each purchaser of units as having the same tax benefits without regard to the actual units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.

Because we cannot match transferors and transferees of units and because of other reasons, we adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations, promulgated under the Internal Revenue Code of 1986 (the "Code”) referred to as “Treasury Regulations.” A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a unitholder. Our tax counsel is unable to opine as to the validity of such filing positions. It also could affect the timing of these tax benefits or the amount of gain from a sale of units and could have a negative impact on the value of our units or result in audit adjustments to your tax returns.

We will prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We will prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, our tax counsel is unable to opine as to the validity of this method. The U.S. Treasury Department issued regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the regulations do not specifically authorize the use of the proration method we adopted. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for U.S. federal income tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gains, losses or deductions with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their units.

We will adopt certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, in certain circumstances, including when we issue additional units, we must determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of units and could have a negative impact on the value of the units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our Partnership for U.S. federal income tax purposes.

We will be considered to have technically terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Code, and we could be subject to penalties if we are unable to determine that a termination occurred. Moreover, a termination may either accelerate the application of, or subject us to, any tax legislation enacted before the termination that would not otherwise have been applied to us as a continuing as opposed to terminating partnership. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

The elimination of any U.S. federal income tax preferences currently available with respect to coal exploration and development could negatively impact the value of our units.

The passage of any legislation or any other similar changes in U.S. federal income tax laws could eliminate or defer certain tax deductions that are currently available with respect to coal exploration and development could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

As a result of investing in our units, unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We conduct business in Pennsylvania and West Virginia, which currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES

Coal Reserves

The estimates of our proven and probable reserves are calculated internally using the face positions of the Pennsylvania Mining Complex’s longwall mines as of December 31, 2016. The December 31, 2016 reserve estimates were computed using the same techniques and assumptions as in prior years. These estimates are based on geologic data, coal ownership information and current and proposed mine plans. Our proven and probable coal reserves are reported as “recoverable coal reserves,” which is the portion of the coal that could be economically and legally extracted or produced at the time of the reserve determination, taking into account mining recovery and preparation plant yield. These estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods may increase or decrease the recovery basis for a coal seam, as will changes in preparation plant processes. The ability to update or modify the estimates of our coal reserves is restricted to the engineering group and all modifications are documented.

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

Spacing of points of observation for confidence levels in our reserve calculations is based on guidelines in U.S. Geological Survey Circular 891 (Coal Resource Classification System of the U.S. Geological Survey). Our estimates for proven reserves have the highest degree of geologic assurance. Because of the well-known continuity of the Pittsburgh No. 8 Coal Seam, estimates for proven reserves are based on points of observation that are equal to or less than 3,000 feet, and estimates for probable reserves are computed from points of observation that are between 3,000 feet and 7,920 feet apart.

Our estimates of proven and probable reserves do not rely on isolated points of observation. Small pods of reserves based on a single observation point are not considered; continuity between observation points over a large area is necessary for proven or probable reserves.

Our proven and probable coal reserves fall within the range of commercially marketed coal grades in the United States. The marketability of coal depends on its value-in-use for a particular application, and this is affected by coal quality, including sulfur content, ash content and heating value. Modern power plant boiler design aspects can compensate for coal quality differences that occur. As a result, all of our coal can be marketed for the electric power generation industry. In addition, our reserves currently exhibit thermoplastic behavior suitable for cokemaking and contain an average of approximately 39%-40% volatile matter (on a dry basis), which enables us, if market dynamics are favorable, to capture greater margins from selling our coal in the metallurgical market to cokemakers and steel manufacturers who utilize modern cokemaking technologies. The addition of this crossover market adds additional assurance that our proven and probable coal reserves are commercially marketable. For the years ended December 31, 2016, 2015 and 2014, our portion of the Pennsylvania Mining Complex sold approximately 0.5 million tons, 0.3 million tons and 0.3 million tons of coal, respectively, in the metallurgical market.

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

The following table sets forth additional information regarding the recoverable coal reserves at the Pennsylvania Mining Complex as of December 31, 2016 (tons in thousands):

			As Received Heat Value (1) (Btu/lb)			Recoverable Reserves (2)(3)
Mine	Reserve Class	Average Seam Thickness (feet)	Typical	Range	As Received lb SO2 / mmBtu	Owned (%)	Leased (%)	Total (tons)
Bailey:	Assigned	7.5	12,950	12,860 - 13,030	3.8	43%	57%	22,257
	Accessible	7.5	12,910	12,700 - 13,170	4.2	78%	22%	42,664
Enlow Fork:	Assigned	7.8	12,980	12,820 - 13,190	4.2	81%	19%	7,800
	Accessible	7.6	13,040	12,780 - 13,180	3.4	76%	24%	68,829
Harvey:	Assigned	6.3	13,040	12,920 - 13,160	2.8	86%	14%	5,107
	Accessible	7.6	12,900	12,840 - 13,130	3.6	99%	1%	45,021
Total								191,678

(1) The heat values (gross calorific values) shown for Assigned Operating reserves are on as-received basis and are based on the 2016 actual quality and five-year forecasted quality for each mine/reserve, assuming that the coal is washed to an extent consistent with normal full-capacity operation of each mine's/complex's preparation plant. Actual quality is based on laboratory analysis of samples collected from coal shipments delivered in 2016. Forecasted quality is derived from exploration sample analysis results, which have been adjusted to account for anticipated moisture and for the effects of mining and coal preparation. The heat values (gross calorific values) shown for Accessible Reserves are on an as-received basis (dry values obtained from drill hole analyses, adjusted for moisture), and are prorated by the associated Assigned Operating product values to account for similar mining and processing methods.

(2) Recoverable reserves are calculated based on proposed mine plans in the area in which mineable coal exists, coal seam thickness and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve tons are reported on an as-received basis, based on the anticipated product moisture. Reserves are reported only for those coal seams that are controlled by ownership or leases.

(3) Economic viability of the reported proven and probable coal reserves is established through a life of mine plan for each mine operation, pursuant to SEC Industry Guide 7. Economic viability is determined by providing a net value on a cash-forward looking basis which is based on historical performance, with forward adjustments based on planned changes in production volumes, in fixed and variable proportion of costs and forecasted fluctuation in costs of supplies, energy costs and wages. Coal sales prices are forecasted based on management’s internal market analysis throughout each mine’s life of mine plan. Based on these calculations, we concluded that the reported reserve tons produce a positive economic impact over each mine’s life. Our mines operate in the Pittsburgh No. 8 Coal Seam and have historically generated positive net income and positive cash flow which demonstrates the economic viability of the coal reserves. The Pittsburgh No. 8 Coal Seam is typically consistent in geological formation, including seam thickness, coal quality and other characteristics. Therefore, our mines are expected to continue to produce positive economic results using mining technologies currently employed. The reported coal reserves do not exceed the quantities that we estimate could be extracted economically at average prices received and costs incurred as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The historical three-year average realized prices received for production at these locations was $53.96 per ton.
ITEM 3.    LEGAL PROCEEDINGS

Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation. Refer to paragraph one and two of Note 18 "Commitments and Contingent Liabilities," in the Notes to Audited Consolidated Financial Statements in Item 8 of this Form 10-K, Incorporated herein by reference.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Partnership’s common units have been listed on the New York Stock Exchange (NYSE) under the symbol “CNXC” since July 1, 2015. Prior to that, the Partnership’s equity securities were not listed on any exchange or traded on any public trading market. The following table sets forth the range of high and low sales prices per common unit as reported on the New York Stock Exchange and the cash distributions declared on the common units from the closing of the IPO through December 31, 2016:

Period	High Price	Low Price	Distribution per Limited Partner Unit
Third Quarter 2015 (a)	$17.34	$10.68	$0.4791 (b)
Fourth Quarter 2015	$13.71	$8.25	$0.5125
First Quarter 2016	$9.39	$5.98	$0.5125
Second Quarter 2016	$10.29	$6.70	$0.5125 (c)
Third Quarter 2016	$16.72	$8.80	$0.5125
Fourth Quarter 2016	$22.30	$15.15	$0.5125
(a) Since July 1, 2015, the commencement date of trading.
(b) The third quarter 2015 distribution was prorated from the closing date of the IPO based upon a minimum quarterly distribution of $0.5125 per unit per quarter.
(c) The partnership elected not to pay a distribution to holders of subordinated units for the second quarter 2016. The second quarter 2016 distribution paid to common unit holders was $0.5125 per unit.

Transfer Agent and Registrar The transfer agent and registrar for our common units is Computershare Trust Company, N.A.

Unitholders Profile Pursuant to the records of the transfer agent, as of January 16, 2017, the number of registered holders of our common units was approximately nine. The Fourth Quarter 2016 cash distribution of $0.5125 per common and subordinated unit and $0.4678 per Class A preferred unit was declared on January 30, 2017 to holders of record as of February 9, 1017 and will be paid on February 15, 2017.

Equity Compensation Plan Information Please read “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans.”

Market Repurchases

The Partnership did not repurchase any of its common units during the year ended December 31, 2016.

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

Intent to Distribute the Minimum Quarterly Distribution and Pay the Preferred Distribution

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

The Partnership intends to make a minimum quarterly distribution to the holders of the Class A Preferred Units of $0.4678 per unit per quarter, or $1.8712 per unit on an annualized basis, to the extent the Partnership has sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. Under the Partnership Agreement, the Partnership can make distributions on the Class A Preferred Units in cash or in PIK Units, and there is no guarantee that the Partnership will pay the preferred quarterly distribution on the Class A Preferred Units in cash in any quarter. The amount of distributions paid under the Partnership's cash distribution policy and the decision to make any distribution will be determined by our general partner, taking into consideration the terms of the Partnership Agreement. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

General Partner Interest and Incentive Distribution Rights

Initially, our general partner was entitled to 2% of all quarterly distributions from inception that we made prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% general partner interest in these distributions was reduced as a result of issuing additional limited partner interests in the form of Class A Preferred Units and our general partner did not contribute a proportionate amount of capital to maintain a 2% general partner interest. This resulted in our general partner now having a 1.7% general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48%, of the available cash we distribute from operating surplus in excess of $0.5894 per unit per quarter. The maximum distribution of 48% does not include any distributions that our general partner or its affiliates may receive on common units, subordinated units or the general partner interest that they own.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected historical financial data, representing the Partnership's 25% undivided interest in Pennsylvania Mining Complex, of CNX Coal Resources LP and its Predecessor for the periods indicated. The selected historical financial data of our Predecessor as of and for the years ended December 31, 2014 and 2013 are derived from the audited financial statements of our Predecessor. The following table should be read together with, and is qualified in its entirety by reference to, the historical financial statements and the accompanying notes included in this Form 10-K. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,
	2016	2015	2014	2013
CONSOLIDATED STATEMENTS OF OPERATIONS:	(Dollars in thousands, except per unit data)
Coal revenue	$266,395	$322,261	$404,247	$339,334
Freight revenue	11,603	3,809	4,192	4,445
Other revenues and income	3,119	941	9,660	1,515
Total Revenue and Other Income	281,117	327,011	418,099	345,294

Operating and Other Costs	183,001	193,961	239,863	209,776
Depreciation, Depletion and Amortization	41,994	44,136	43,337	32,291
Freight Expense	11,603	3,809	4,192	4,445
Selling, General and Administrative Expenses	9,949	10,931	17,149	15,778
Interest Expense	8,719	9,636	8,683	2,616
Total Costs	255,266	262,473	313,224	264,906
Net Income	$25,851	$64,538	$104,875	$80,388

Limited Partner Interest in Net Income	$19,487	$22,888	N/A	N/A

Net Income per Limited Partner Unit - Basic (1)	$0.84	$0.99	N/A	N/A
Net Income per Limited Partner Unit - Diluted (1)	$0.83	$0.99	N/A	N/A

Limited Partner Units Outstanding - Basic	23,225,142	23,222,134	N/A	N/A
Limited Partner Units Outstanding - Diluted	23,402,897	23,223,045	N/A	N/A

	As of December 31,
	2016	2015	2014
CONSOLIDATED BALANCE SHEETS:	(in thousands)
Working Capital (2)	$(16,060)	$(15,266)	$(68,242)
Total Assets	$504,296	$525,944	$523,510
Long Term Debt (3)	$197,989	$181,070	$201,451
Total Liabilities	$277,726	$254,141	$310,227
Total Partners' Capital and Parent Net Investment	$226,570	$271,803	$213,283

	For the Years Ended December 31,
	2016	2015	2014	2013
OTHER FINANCIAL DATA:	(in thousands, except per ton amounts)
Net Cash Provided by Operating Activities	$73,098	$76,908	$142,636	$118,020
Net Cash Used in Investing Activities	$(34,181)	$(34,002)	$(66,030)	$(84,535)
Net Cash Used in Financing Activities	$(35,666)	$(36,376)	$(76,606)	$(33,486)
Actual Maintenance Capital Expenditures	12,704	34,073	39,847	61,524
Tons Sold	6,151	5,719	6,533	5,308
Tons Produced	6,166	5,698	6,516	5,359
Coal Sales Per Ton Sold (4)	$43.31	$56.36	$61.88	$63.93
Cost Per Ton Sold (5)	$34.35	$41.78	$42.61	$44.53
Adjusted EBITDA (6)	$77,749	$115,964	$157,340	$121,219
Estimated Maintenance Capital Expenditures (7)	$28,964	$29,708	$30,042	$29,573

(1) Diluted earnings per unit (“EPU”) gives effect to all dilutive potential common units outstanding during the period using the treasury stock method.

(2) Working capital is impacted by current maturities of long term debt and capital lease obligations. For information regarding long-term debt, please read “Item 8. Financial Statements and Supplementary Data—Note 9 Revolving Credit Facility” of this Annual Report on Form 10-K.

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

(7) Our estimated maintenance capital expenditures, as defined under the terms of our Partnership Agreement, are those forecasted average capital expenditures required to maintain, over the long-term, the operating capacity of our capital assets. These do not reflect the actual cash capital incurred in the period presented.

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	Years Ended December 31,
	2016	2015	2014
Net Income	$25,851	$64,538	$104,875
Interest Expense	8,719	9,636	8,683
Depreciation, Depletion and Amortization	41,994	44,136	43,337
OPEB Plan Change	—	(5,339)	—
OPEB Transition Payment	—	—	4,124
Backstop Loan Fees	—	1,895	—
Coal Contract Buyout	—	—	(7,500)
Litigation Settlement	—	—	(1,069)
Bailey Belt Repairs	—	—	689
Stock/Unit Based Compensation	1,185	1,098	4,201
Adjusted EBITDA	$77,749	$115,964	$157,340

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a growth-oriented master limited partnership formed by CONSOL Energy in 2015 to manage and further develop all of its thermal coal operations in Pennsylvania. Our primary strategy for growing our business and increasing distributions to our unitholders is to make acquisitions that increase our distributable cash flow. The primary component of our growth strategy is based upon our expectation of future divestitures by our sponsor to us of portions of its retained 75% undivided interest in the Pennsylvania Mining Complex. We have a right of first offer pursuant to our omnibus agreement to purchase the undivided interest in the Pennsylvania Mining Complex retained by our sponsor. At December 31, 2016, our assets include a 25% undivided interest in, and operational control over, CONSOL Energy's Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu bituminous thermal coal that is sold primarily to electric utilities in the eastern United States, our core market. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, the industry experience of our management team and our relationship with CONSOL Energy position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

The Pennsylvania Mining Complex, which includes the Bailey Mine, the Enlow Fork Mine and the Harvey Mine, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of uniform, high-Btu thermal coal that is ideal for high productivity, low-cost longwall operations. As of December 31, 2016, the Partnership's portion of the Pennsylvania Mining Complex included 191.7 million tons of proven and probable coal reserves with an average gross heat content of approximately 12,970 Btu per pound and approximately 3.7 pounds sulfur dioxide per million British thermal units ("lb SO2/mmBtu"). Based on our current production capacity, these reserves are sufficient to support approximately 27 years of production. In addition, our reserves currently exhibit thermoplastic behavior suitable for cokemaking and contain an average of approximately 39%-40% volatile matter (on a dry basis), which enables us, if market dynamics are favorable, to capture greater margins from selling our coal as a crossover product in the high-vol metallurgical market to cokemakers and steel manufacturers who utilize modern cokemaking technologies.

On September 30, 2016, the Partnership and its wholly owned subsidiary, CNX Thermal Holdings, entered into a Contribution Agreement (the “Contribution Agreement”) with CONSOL Energy, CPCC and Conrhein and together with CPCC, (the “Contributing Parties”), under which CNX Thermal Holdings acquired an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex). The PA Mining Acquisition was a transaction between entities under common control; therefore, the partnership recorded the assets and liabilities of the acquired 5% of Pennsylvania Mining Complex at their carrying amounts to CONSOL Energy on the date of the transaction. The difference between CONSOL Energy’s net carrying amount and the total consideration paid to CONSOL Energy was recorded as a capital transaction with CONSOL Energy, which resulted in a reduction in partners’ capital. The Partnership recast its historical consolidated financial statements to retrospectively reflect the additional 5% (a total 25%) interest in Pennsylvania Mining Complex as if the business was owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Partnership had owned it during the periods reported.

How We Evaluate Our Operations

Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) coal production, sales volumes and average sales price; (ii) cost of coal sold, a non-GAAP financial measure; (iii) average cash margin per ton, an operating ratio derived from non-GAAP financial measures, (iv) adjusted EBITDA, a non-GAAP financial measure; and (v) distributable cash flow, a non-GAAP financial measure.

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

We define average cash margin per ton as average coal revenue per ton, net of average cost of coal sold per ton, less depreciation, depletion and amortization.

We define adjusted EBITDA as (i) net income (loss) before net interest expense, depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as long-term incentive awards including phantom units under the CNX Coal Resources LP 2015 Long-Term Incentive Plan ("Unit Based Compensation"). The GAAP measure most directly comparable to adjusted EBITDA is net income.

We define distributable cash flow as (i) net income (loss) before net interest expense, depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as unit based compensation, less net cash interest paid and estimated maintenance capital expenditures, which is defined as those forecasted average capital expenditures required to maintain, over the long-term, the operating capacity of our capital assets. These estimated capital expenditures do not reflect the actual cash capital incurred in the period presented. Distributable cash flow will not reflect changes in working capital balances. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities.

The following table presents a reconciliation of cost of coal sold to total costs, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands).

	Years Ended December 31,
	2016	2015	2014
Total Costs	$255,266	$262,473	$313,224
Freight Expense	(11,603)	(3,809)	(4,192)
Selling, General and Administrative Expenses	(9,949)	(10,931)	(17,149)
Interest Expense	(8,719)	(9,636)	(8,683)
Other Costs (Non-Production)	(10,330)	3,263	(2,801)
Depreciation, Depletion and Amortization (Non-Production)	(3,400)	(2,461)	(2,006)
Cost of Coal Sold	$211,265	$238,899	$278,393

The following table presents a reconciliation of average cash margin per ton for each of the periods indicated (in thousands, except for per ton information).

	Years Ended December 31,
	2016	2015	2014
Total Coal Revenue	$266,395	$322,261	$404,247
Operating and Other Costs	183,001	193,961	239,863
Depreciation, Depletion and Amortization	41,994	44,136	43,337
Less: Other Costs (Non-Production)	(10,330)	3,263	(2,801)
Less: Depreciation, Depletion and Amortization (Non-Production)	(3,400)	(2,461)	(2,006)
Total Cost of Coal Sold	$211,265	$238,899	$278,393
Total Tons Sold	6,151	5,719	6,533
Average Sales Price Per Ton Sold	$43.31	$56.36	$61.88
Average Cost Per Ton Sold	34.35	41.78	42.61
Average Margin Per Ton Sold	8.96	14.58	19.27
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.26	7.31	6.34
Average Cash Margin Per Ton Sold	$15.22	$21.89	$25.61

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

	Years Ended December 31,
	2016	2015	2014
Net Income	$25,851	$64,538	$104,875
Interest Expense	8,719	9,636	8,683
Depreciation, Depletion and Amortization	41,994	44,136	43,337
OPEB Plan Change	—	(5,339)	—
OPEB Transition Payment	—	—	4,124
Backstop Loan Fees	—	1,895	—
Coal Contract Buyout	—	—	(7,500)
Litigation Settlement	—	—	(1,069)
Bailey Belt Repairs	—	—	689
Stock/Unit Based Compensation	1,185	1,098	4,201
Adjusted EBITDA	$77,749	$115,964	$157,340
Less:
Cash Interest	8,049	7,896	9,538
PA Mining Acquisition Adjusted EBITDA[1]	10,272	23,366	31,468
Distributions to Preferred Units	1,851	—	—
Estimated Maintenance Capital Expenditures	28,964	29,708	30,042
Expansion Capital Expenditures	21,500	—	39,653
Add:
Borrowings to Fund Expansion Capital Expenditures	21,500	—	39,653
Distributable Cash Flow	$28,613	$54,994	$86,292

Net Cash Provided by Operating Activities	$73,098	$76,908	$142,636
Less: Interest Expense, Net	8,719	9,636	8,683
Less: Other, Including Working Capital	(13,370)	(48,692)	(23,387)
Adjusted EBITDA	$77,749	$115,964	$157,340
Less:
Cash Interest	8,049	7,896	9,538
PA Mining Acquisition Adjusted EBITDA[1]	10,272	23,366	31,468
Distributions to Preferred Units	1,851	—	—
Estimated Maintenance Capital Expenditures	28,964	29,708	30,042
Expansion Capital Expenditures	21,500	—	39,653
Add:
Borrowings to Fund Expansion Capital Expenditures	21,500	—	39,653
Distributable Cash Flow	$28,613	$54,994	$86,292

1PA Mining Acquisition Adjusted EBITDA relates to the amount of Adjusted EBITDA acquired with the PA Mining Acquisition included in the recasted Adjusted EBITDA amounts. It is backed out to derive distributable cash flows reflecting the ownership percentage for all periods presented.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Total net income was $25,851 for the year ended December 31, 2016 compared to $64,538 for the year ended December 31, 2015. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Years Ended
	December 31,
	2016	2015	Variance
Revenue:	(in thousands)
Coal Revenue	$266,395	$322,261	$(55,866)
Freight Revenue	11,603	3,809	7,794
Other Income	3,119	941	2,178
Total Revenue and Other Income	281,117	327,011	(45,894)
Cost of Coal Sold:
Operating Costs	172,671	197,224	(24,553)
Depreciation, Depletion and Amortization	38,594	41,675	(3,081)
Total Cost of Coal Sold	211,265	238,899	(27,634)
Other Costs:
Other Costs	10,330	(3,263)	13,593
Depreciation, Depletion and Amortization	3,400	2,461	939
Total Other Costs	13,730	(802)	14,532
Freight Expense	11,603	3,809	7,794
Selling, General and Administrative Expenses	9,949	10,931	(982)
Interest Expense	8,719	9,636	(917)
Total Costs	255,266	262,473	(7,207)
Net Income	$25,851	$64,538	$(38,687)
Adjusted EBITDA	$77,749	$115,964	$(38,215)
Distributable Cash Flow	$28,613	$54,994	$(26,381)

Coal Production Rates

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest for the periods indicated:

	Years Ended December 31,
Mine	2016	2015	Variance
	(in thousands)
Bailey	3,014	2,547	467
Enlow Fork	2,409	2,250	159
Harvey	743	901	(158)
Total	6,166	5,698	468

Coal production was 6,166 tons for the year ended December 31, 2016 compared to 5,698 tons for the year ended December 31, 2015. The 468 increase was attributable to improved domestic and export demand in the second half of 2016, offset partially by a decrease in production at the Harvey Mine due to the temporary idling of one longwall for 90 days.
Coal Operations

Coal revenue and cost components on a per unit basis for the years ended December 31, 2016 and 2015 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	For the Years Ended December 31,
	2016	2015	Variance
Total Tons Sold (in thousands)	6,151	5,719	432
Average Sales Price Per Ton Sold	$43.31	$56.36	$(13.05)

Operating Costs Per Ton Sold (Cash Cost)	$28.09	$34.47	$(6.38)
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.26	7.31	(1.05)
Total Costs Per Ton Sold	$34.35	$41.78	$(7.43)
Average Margin Per Ton Sold	$8.96	$14.58	$(5.62)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.26	7.31	(1.05)
Average Cash Margin Per Ton Sold (1)	$15.22	$21.89	$(6.67)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $266,395 for the year ended December 31, 2016 compared to $322,261 for the year ended December 31, 2015. The $55,866 decrease was attributable to a $13.05 per ton lower average sales price, offset by a 432 ton increase in tons sold. The higher sales volumes and lower average coal sales price per ton sold in the 2016 period were primarily the result of the overall decline in the domestic and global thermal coal markets, particularly in the first half of 2016. This was related to higher customer inventories and lower gas prices after mild 2015 weather. The average realized price per ton declined by 23% compared to the prior year as some of the high priced coal contracts rolled off and were replaced by lower priced sales. The increased sales volumes reflect the improvement in coal demand throughout the second half of 2016, both domestic and international.

Freight revenue, which is completely offset by freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue was $11,603 for the year ended December 31, 2016 compared to $3,809 for the year ended December 31, 2015. The $7,794 increase in freight revenue was due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $3,119 for the year ended December 31, 2016 compared to $941 for the year ended December 31, 2015. The $2,178 increase was primarily attributable to a customer's partial coal contract buyout and sales of coal purchased from third parties and resold to end users in the 2016 period.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $211,265 for the year ended December 31, 2016, or $27,634 lower than the $238,899 for the year ended December 31, 2015. Total costs per ton sold were $34.35 per ton for the year ended December 31, 2016 compared to $41.78 per ton for the year ended December 31, 2015. The decrease in the cost of coal sold was driven by the idling of one longwall for approximately 90 days in the first quarter of 2016, reduction of staffing levels, vendor concessions and the realignment of employee benefits. Productivity for the year ended December 31, 2016, as measured by tons per employee-hour, also improved by 17% compared to the year-ago period, despite the reduced average number of longwalls in operation over the 2016 period.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $14,532 for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in other costs was primarily attributable to a net periodic benefit credit of $7,341 related to the OPEB plan remeasurement for the year ended December 31, 2015 compared to the year ended December 31, 2016, where no benefit credits were recorded, as the Partnership had no further OPEB obligation in connection with the completion of the IPO. The increase was also attributable to $4,518 of costs related to temporarily idling one of the longwalls at the Pennsylvania Mining Complex for approximately 90 days in the first quarter of 2016 due to market conditions. The remaining variance was related to costs to purchase coal from third parties for blending purposes and discretionary 401(k) contributions in the 2016 period which we are required to reimburse under the omnibus agreement.

Selling, General and Administrative Expense

Selling, general, and administrative expenses decreased $982 in the period-to-period comparison primarily due to reduced staffing levels and the realignment of employee benefits in 2016 compared to 2015.

Interest Expense

Interest expense, net of amounts capitalized, for the year ended December 31, 2016 was $8,719, which primarily relates to obligations under our revolving credit facility. For the year ended December 31, 2015, $9,636 of interest expense was incurred primarily on several related party long-term notes with CONSOL Financial Inc. ("CFI"), a wholly owned subsidiary of CONSOL Energy (see Note 9 - Revolving Credit Facility and Note 19 - Related Party in Item 8 of this Form 10-K for additional information), which were excluded from the Partnership's assets and liabilities at the time of the IPO. Also, interest expense related to the revolving credit facility was $3,928 for the year ended December 31, 2015.

Adjusted EBITDA

Adjusted EBITDA was $77,749 for the year ended December 31, 2016 compared to $115,964 for the year ended December 31, 2015. The $38,215 decrease was a result of a $13.05 per ton decrease in the average sales price, offset in part, by a $6.38 per ton improvement in the cash cost of coal sold resulting in a $41,028 decrease in Adjusted EBITDA. Additional decreases to Adjusted EBITDA were due to cash costs of $3,300 related to idling one of the longwalls at the Pennsylvania Mining Complex for approximately 90 days in the first quarter of 2016, and $2,271 related to a CONSOL Energy discretionary 401(k) contribution. These decreases in Adjusted EBITDA were offset by $9,457 related to increased sales tons. The remaining variance was due to various transactions through out both periods, none of which were individually material.

Distributable Cash Flow

Distributable cash flow was $28,613 for the year ended December 31, 2016 compared to $54,994 for the year ended December 31, 2015. The $26,381 decrease was primarily attributed to a $38,215 decrease in Adjusted EBITDA as discussed above, offset in part, by $13,094 decrease in the PA Mining Acquisition Adjusted EBITDA. The remaining variance was due to various other transactions in both periods, none of which are individually material.

Years Ended December 31, 2015 Compared to the Years Ended December 31, 2014

Total net income was $64,538 for the year ended December 31, 2015 compared to $104,875 for the year ended December 31, 2014. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Years Ended
	December 31,
	2015	2014	Variance
Revenue:	(in thousands)
Coal Revenue	$322,261	$404,247	$(81,986)
Freight Revenue	3,809	4,192	(383)
Other Income	941	9,660	(8,719)
Total Revenue and Other Income	327,011	418,099	(91,088)
Cost of Coal Sold:
Operating Costs	197,224	237,062	(39,838)
Depreciation, Depletion and Amortization	41,675	41,331	344
Total Cost of Coal Sold	238,899	278,393	(39,494)
Other Costs:
Other Costs	(3,263)	2,801	(6,064)
Depreciation, Depletion and Amortization	2,461	2,006	455
Total Other Costs	(802)	4,807	(5,609)
Freight Expense	3,809	4,192	(383)
Selling, General, and Administrative Expenses	10,931	17,149	(6,218)
Interest Expense	9,636	8,683	953
Total Costs	262,473	313,224	(50,751)
Net Income	$64,538	$104,875	$(40,337)
Adjusted EBITDA	$115,964	$157,340	$(41,376)
Distributable Cash Flow	$54,994	$86,292	$(31,298)

Coal Production Rates

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest for the periods indicated:

	Years Ended December 31,
Mine	2015	2014	Variance
	(in thousands)
Bailey	2,547	3,081	(534)
Enlow Fork	2,250	2,639	(389)
Harvey	901	796	105
Total	5,698	6,516	(818)

Coal production was 5,698 tons for the year ended December 31, 2015 compared to 6,516 tons for the year ended December 31, 2014. The 818 decrease in tons was attributable to reduced production to adjust to contracted sales commitments. The production at the Harvey Mine increased as a result of the commencement of longwall mining operations in March 2014.

Coal Operations

Coal revenue and cost components on a per unit basis for the years ended December 31, 2015 and December 31, 2014 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	For the Years Ended December 31,
	2015	2014	Variance
Total Tons Sold (in thousands)	5,719	6,533	(814)
Average Sales Price Per Ton Sold	$56.36	$61.88	$(5.52)

Operating Costs Per Ton Sold (Cash Cost)	$34.47	$36.27	$(1.80)
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	7.31	6.34	0.97
Total Costs Per Ton Sold	$41.78	$42.61	$(0.83)
Average Margin Per Ton Sold	$14.58	$19.27	$(4.69)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	7.31	6.34	0.97
Average Cash Margin Per Ton Sold (1)	$21.89	$25.61	$(3.72)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $322,261 for the year ended December 31, 2015 compared to $404,247 for the year ended December 31, 2014. The $81,986 decrease was attributable to $5.52 per ton lower average sales price and an 814 decrease in tons sold. The lower average coal sales price per ton in the 2015 period was primarily the result of the overall decline in the domestic thermal and global coal markets. Due to a weak domestic thermal spot market, 1,384 tons were sold on the export market for the year ended December 31, 2015 as compared to 835 tons for the year ended December 31, 2014, which negatively impacted the average sales price per ton sold in the year-to-year comparison.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue was $3,809 for the year ended December 31, 2015 compared to $4,192 for the year ended December 31, 2014. The $383 decrease in freight revenue was due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $941 for the year ended December 31, 2015 compared to $9,660 for the year ended December 31, 2014. The $8,719 decrease was due to a $7,500 coal customer contract buyout in the 2014 period and $1,220 of various transactions in both periods, none of which were individually material.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The costs of coal sold per ton include items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $238,899 for the year ended December 31, 2015, or $39,494 lower than the $278,393 for the year ended December 31, 2014. Total costs per ton sold were $41.78 per ton for the year ended December 31, 2015 compared to $42.61 per ton for the year ended December 31, 2014. The decrease in the cost of coal sold was driven by a reduced workforce, approximately 90,000 less feet of coal mined with continuous mining units, improved operational efficiencies, reduction of Pennsylvania stream subsidence expense and other ongoing cost reduction efforts as a result of reducing production for 2015 to match the contracted sales commitments of the Partnership. There was also a decrease in unit costs due to Other Post-Retirement Benefit ("OPEB") liabilities being retained by CONSOL Energy, in conjunction with the IPO.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore not included in unit costs. Total other costs decreased $5,609 for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was primarily attributable to the remeasurement of the OPEB plans to reflect a plan amendment for salary and hourly workers that occurred on May 31, 2015. OPEB was excluded from the Partnership at the time of the IPO.

Selling, General and Administrative Expense

Upon the closing of the IPO, the Partnership entered into a service arrangement for CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on agreed upon rates. In addition, the Partnership incurred various costs as a result of being a publicly traded entity for the year ended December 31, 2015. For the year ended December 31, 2014, CONSOL Energy allocated selling, general and administrative expenses based upon the level of operating activity of its underlying business units. These expenses include CONSOL Energy's stock based compensation and short-term incentive compensation program, as well as costs that are directly related to our operations along with a portion of costs that are allocated to us based on a percent of total labor costs. The amount of selling, general and administrative expenses incurred was $10,931 for the year ended December 31, 2015 compared to $17,149 for the year ended December 31, 2014. The $6,218 decrease was primarily attributable to lower short-term incentive compensation payouts.

Interest Expense

Interest expense was $9,636 for the year ended December 31, 2015, which includes interest on the revolving credit facility that we entered into in connection with the completion of the IPO and interest expense incurred on the CONSOL Financial Inc. ("CFI"), a wholly owned subsidiary of CONSOL Energy, loan which was excluded from the Partnership at the time of the IPO. Interest expense, was $8,683 for the year ended December 31, 2014, which includes interest expense incurred on the CFI loan. The $953 increase in the year-to-year comparison was primarily due to lower capitalized interest as a result of the commencement of longwall mining operations at the Harvey Mine in March 2014.

Adjusted EBITDA

Adjusted EBITDA was $115,964 for the year ended December 31, 2015 compared to $157,340 for the year ended December 31, 2014. The $41,376 decrease was attributed to 814 less tons sold and a $3.72 per ton decrease in the average cash margin per ton sold. The $3.72 per ton decrease in the average cash margin per ton which was primarily a result of the $5.52 per ton coal sales price decrease offset, in part, against a $1.80 per ton improvement in the cash costs of coal sold, which resulted in a $21,275 decrease to Adjusted EBITDA. The remaining decrease in Adjusted EBITDA of $20,101 is primarily due to 814 less tons sold during 2015.

Distributable Cash Flow

Distributable cash flow was $54,994 for the year ended December 31, 2015 compared to $86,292 for the year ended December 31, 2014. The $31,298 decrease was primarily attributed to a $41,376 decrease in Adjusted EBITDA as discussed above, offset in part, by a reduction in cash interest paid for the year ended December 31, 2015 of $7,896 compared to $9,538 for the year ended December 31, 2014. The remaining variance was due to various other transactions in both periods, none of which are individually material.

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

Our Partnership Agreement requires that we distribute all of our available cash (as defined in the Partnership Agreement - see Item 5 - “Definition of Available Cash”) to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures, if any.

On January 30, 2017, the Board of Directors of our general partner declared a cash distribution to the Partnership's unitholders for the fourth quarter of 2016 of $0.5125 per common and subordinated unit and $0.4678 per Class A Preferred Unit. The cash distribution will be paid on February 15, 2017 to the unitholders of record at the close of business on February 9, 2017.

Revolving Credit Facility

Obligations under our $400,000 senior secured revolving credit facility, with certain lenders and PNC Bank N.A., as administrative agent, are guaranteed by our subsidiaries (the “guarantor subsidiaries”) and are secured by substantially all of our and our subsidiaries’ assets pursuant to a security agreement and various mortgages. CONSOL Energy is not a guarantor of our obligations under our revolving credit facility.

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

As of December 31, 2016, the revolving credit facility had $201,000 of borrowings outstanding, leaving $199,000 of unused capacity. Interest on outstanding borrowings under the revolving credit facility at December 31, 2016 was accrued at 3.99% based on a LIBOR rate of 0.74%, plus a margin of 3.25%.

Our revolving credit facility matures on July 7, 2020, and requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain affirmative and negative covenants.

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

Negative covenants include, among others, restrictions on our and our guarantor subsidiaries’ ability to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) make or pay any dividends or distributions; provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iv) merge with or into another person, liquidate or dissolve, acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (v) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (vi) sell, transfer, convey, assign or dispose of our assets or properties other than in the ordinary course of business and other select instances; (vii) deal with any affiliate except in the ordinary course of business on terms no less favorable to us than we would otherwise receive in an arm’s length transaction; (viii) amend organizational documents or any documentation governing certain material debt; and (ix) amend, waive or grant a consent under any material contract. In addition, we are obligated to maintain at the end of each fiscal quarter (x) a minimum interest coverage ratio of at least 3.00 to 1.00 and (y) a maximum total leverage ratio of no greater than 3.50 to 1.00 (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition). At December 31, 2016, the interest coverage ratio was 9.48 to 1.00 and the total leverage ratio was 2.48 to 1.00.

Our revolving credit facility also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

Cash Flows

	For the Years Ended December 31,
	2016	2015	Variance
	(in thousands)
Cash flows provided by operating activities	$73,098	$76,908	$(3,810)
Cash used in investing activities	$(34,181)	$(34,002)	$(179)
Cash used in financing activities	$(35,666)	$(36,376)	$710

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015:

Cash flows provided by operating activities decreased $3,810 in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the decrease of $38,687 in net income in the period-to-period comparison, offset by a $35,683 increase in operating cash flow from changes in working capital in the period-to-period comparison. The increase in operating cash flow from changes in working capital was related to an increase accounts receivable of $19,389 during the year ended December 31, 2015 and a $14,254 change in other operating liabilities in the period-to-period comparison. The change in other operating liabilities primarily related to a decrease in subsidence liabilities during the year ended December 31, 2015. Prior to the IPO, accounts receivable were sold to CONSOL Financial Inc, which resulted in no trade receivables as of July 7, 2015. The remaining variance relates to various transactions throughout both periods, none of which are individually material.

Net cash used in investing activities increased $179 in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of increased capital expenditures of $131 and decreased proceeds from sale of assets of $48. The increase in capital expenditures is due to the following items:

	For the Years Ended December 31,
	2016	2015	Variance
	(in thousands)
Pennsylvania Mining Complex Acquisition	$21,500	$—	$21,500
Building and infrastructure	8,358	14,679	(6,321)
Equipment purchases and rebuilds	2,734	11,963	(9,229)
Refuse storage area	591	3,268	(2,677)
Water treatment systems	223	3,257	(3,034)
Other	798	906	(108)
Total capital expenditures	$34,204	$34,073	$131

Net cash used in financing activities decreased $710 in the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease is a result of the 2015 IPO, which resulted in a net cash inflow of $5,648, which was net proceeds from the issuance of common units of $148,359 plus $200,000 borrowings on the revolver, less $342,711 distribution of the proceeds to CONSOL Energy. The decrease is also attributable to an increase in cash distributions of $31,281 in the period to period comparison, as 2016 included four quarters of payments versus only one quarter in 2015. These decreases in cash used in financing were offset against $31,000 difference in the revolver activity in the period to period comparison, which was comprised of $16,000 in borrowing in 2016 versus $15,000 in post IPO payments in 2015. The remaining variance is primarily due to changes in pre-IPO and pre-PA Mining Acquisition related party activity in the period to period comparison.

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

Worker’s Compensation and Coal Workers’ Pneumoconiosis ("CWP")

Liabilities and expenses for worker’s compensation and CWP are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, health care cost trend rates and mortality rates.

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

The estimated liabilities recognized at December 31, 2016 and the benefit payments made for the year end December 31, 2016 were as follows (in thousands):

Plan	Estimated Liability as of December 31, 2016	Benefit Payments for the year ended December 31, 2016
Workers’ Compensation	$4,385	$1,553
CWP	$2,113	$53

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

Asset Retirement Obligations

The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. Accounting for asset retirement obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations are primarily related to the closure of the mines and gas wells and the reclamation of land upon exhaustion of coal reserves. Changes in the variables used to calculate the liabilities can have a significant effect on the mine closing and reclamation liabilities. We accrue for the costs of current mine disturbance and final mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation, mine-closing and gas well closing liabilities, which are based upon permit requirements and our engineering expertise related to these requirements, including the current portion, were $9,937 at December 31, 2016 and $10,412 at December 31, 2015. These liabilities are reviewed annually, or when events and circumstances indicate an adjustment is necessary, by management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

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
Significant Contractual Obligations

The following is a summary of our significant contractual obligations at December 31, 2016 (in thousands).

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt	$—	$—	$201,000	$—	$201,000
Interest on long-term debt	7,035	14,070	4,232	—	25,337
Capital (finance) lease obligations	88	126	19	—	233
Interest on capital (finance) lease obligations	4	8	2	—	14
Operating lease obligations	13,276	19,768	10,325	5,174	48,543
Long-term liabilities—employee related (a)	1,564	3,070	3,367	9,979	17,980
Other long-term liabilities (b)	42,693	1,051	1,214	2,764	47,722
Total contractual obligations	$64,660	$38,093	$220,159	$17,917	$340,829

(a)	Long-term liabilities—employee related include liabilities for work-related injuries and illnesses.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

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

Interest Rate Risk

Based on our current debt level of $201,000 thousand, comprised of funds drawn on our revolving credit facility, an increase of one percentage point in the interest rate will result in an increase in annual interest expense of $2,010 thousand. As a result, our results of operations, cash flows and financial condition and our ability to make cash distributions to our unitholders could be materially adversely affected by significant increases in interest rates.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of CNX Coal Resources GP LLC and Unitholders of CNX Coal Resources LP

We have audited the accompanying consolidated balance sheets of CNX Coal Resources LP (including its Predecessor as defined in Note 1) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNX Coal Resources LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 8, 2017

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	For the Years Ended December 31,
	2016	2015	2014
Coal Revenue	$266,395	$322,261	$404,247
Freight Revenue	11,603	3,809	4,192
Other Income	3,119	941	9,660
Total Revenue and Other Income	281,117	327,011	418,099

Operating and Other Costs [1]	183,001	193,961	239,863
Depreciation, Depletion and Amortization	41,994	44,136	43,337
Freight Expense	11,603	3,809	4,192
Selling, General and Administrative Expenses [2]	9,949	10,931	17,149
Interest Expense [3]	8,719	9,636	8,683
Total Costs	255,266	262,473	313,224
Net Income	$25,851	$64,538	$104,875
Less: Net Income Attributable to CONSOL Energy, Pre-IPO and Pre-PA Mining Acquisition	3,995	41,182	N/A
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources	$21,856	$23,356	N/A
Less: General Partner Interest in Net Income	399	468	N/A
Less: Net Income Allocable to Preferred Units	1,851	—	N/A
Limited Partner Interest in Net Income	$19,606	$22,888	N/A
Less: Effect of Subordinated Distribution Suspension	119	—	N/A
Net Income Allocable to Limited Partner Units	$19,487	$22,888	N/A

Net Income per Limited Partner Unit - Basic	$0.84	$0.99	N/A
Net Income per Limited Partner Unit - Diluted	$0.83	$0.99	N/A

Limited Partner Units Outstanding - Basic	23,225,142	23,222,134	N/A
Limited Partner Units Outstanding - Diluted	23,402,897	23,223,045	N/A

Cash Distributions Declared per Unit [4]
Common Unit	$2.0500	$0.9916	N/A
Subordinated Unit	$1.5375	$0.9916	N/A

1 Related Party of $4,251, $6,793 and $17,557 for the years ended December 31, 2016, 2015, and 2014, respectively.
2 Related Party of $3,826, $8,926 and $11,384 for the years ended December 31, 2016, 2015, and 2014, respectively.
3 Related Party of $0, $6,050 and $11,918 for the years ended December 31, 2016, 2015, and 2014, respectively.
4 Represents the cash distribution declared related to the period presented. See Note 21 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net Income	$25,851	$64,538	$104,875

Actuarially Determined Long-Term Liability Adjustments:
Amortization of prior service credits	—	(8,701)	(2,332)
Recognized net actuarial (gain) loss	(93)	1,245	546
Curtailment Gain	—	—	(2,553)
OPEB Plan amendments	—	4,714	35,469
Other comprehensive income before reclassifications	911	902	10,669
Total Actuarially Determined Long-Term Liability Adjustments	818	(1,840)	41,799

Other Comprehensive Income (Loss)	818	(1,840)	41,799

Comprehensive Income	$26,669	$62,698	$146,674

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$9,785	$6,534
Trade Receivables	23,418	19,398
Other Receivables	515	471
Inventories	11,491	12,238
Prepaid Expenses	3,512	5,089
Total Current Assets	48,721	43,730
Property, Plant and Equipment:
Property, Plant and Equipment	876,690	865,527
Less—Accumulated Depreciation, Depletion and Amortization	442,178	400,911
Total Property, Plant and Equipment—Net	434,512	464,616
Other Assets:
Other	21,063	17,598
Total Other Assets	21,063	17,598
TOTAL ASSETS	$504,296	$525,944

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$18,797	$17,405
Accounts Payable—Related Party	1,666	4,310
Other Accrued Liabilities	44,318	37,281
Total Current Liabilities	64,781	58,996
Long-Term Debt:
Revolver, Net of Debt Issuance and Financing Fees	197,843	180,946
Capital Lease Obligations	146	124
Total Long-Term Debt	197,989	181,070
Other Liabilities:
Pneumoconiosis Benefits	2,057	1,934
Workers’ Compensation	3,090	2,929
Asset Retirement Obligations	9,346	8,499
Other	463	713
Total Other Liabilities	14,956	14,075
TOTAL LIABILITIES	277,726	254,141
Partners' Capital:
Class A Preferred Units (3,956,496 Units Outstanding at December 31, 2016; No Units Outstanding at December 31, 2015)	69,151	—
Common Units (11,618,456 Units Outstanding at December 31, 2016; 11,611,067 Units Outstanding at December 31, 2015)	140,967	154,309
Subordinated Units (11,611,067 Units Outstanding at December 31, 2016 and December 31, 2015)	(7,631)	6,188
General Partner Interest	12,274	13,081
Parent Net Investment	—	87,234
Accumulated Other Comprehensive Income	11,809	10,991
Total Partners' Capital	226,570	271,803
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$504,296	$525,944

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(Dollars in thousands)

			Limited Partners
	Parent Net Investment	Class A Preferred Units	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	$152,361		$—	$—	$—	$(2,590)	$149,771
Net Income	104,875		—	—	—		104,875
Other Comprehensive Income			—	—	—	41,799	41,799
Net Working Capital Advances to the Partnership	(83,162)		—	—	—		(83,162)
Balance at December 31, 2014	$174,074	$—	$—	$—	$—	$39,209	$213,283
Net Income Attributable to January 1, 2015 to July 6, 2015	34,134	—	—	—	—	—	34,134
Other Comprehensive Loss	—	—	—	—	—	(1,840)	(1,840)
Net Working Capital Advances to the Partnership	(26,981)	—	—	—	—	—	(26,981)
Assets and Liabilities Contributed/Distributed	258,276	—	—	—	—	(26,378)	231,898
Deemed Distribution to Partnership	(355,887)	—	28,450	314,597	12,840	—	—
Net Working Capital Advances to the Partnership	(3,430)				—		(3,430)
Issuance of Common Units to Public, Net of Offering Costs	—	—	148,359	—	—	—	148,359
Distribution of IPO Proceeds	—	—	(28,421)	(314,290)	—	—	(342,711)
Net Income Attributable to the Partnership	7,048	—	11,444	11,444	468	—	30,404
Unitholder Distributions	—	—	(5,563)	(5,563)	(227)		(11,353)
Unit Based Compensation	—	—	40	—	—	—	40
Balance at December 31, 2015	$87,234	$—	$154,309	$6,188	$13,081	$10,991	$271,803
Issuance of Class A Preferred Units	—	67,300	—	—	—	—	67,300
Net Income	3,995	1,851	9,806	9,800	399	—	25,851
Other Comprehensive Income	—	—	—	—	—	818	818
Net Working Capital Advances to the Partnership	(8,953)	—	—	—	—	—	(8,953)
Net Asset Acquired in Pennsylvania Mining Complex	(82,276)	—	—	—	—	—	(82,276)
Purchase Price in Excess of Net Assets Acquired	—	—	(522)	(5,767)	(235)	—	(6,524)
Unitholder Distributions	—	—	(23,811)	(17,852)	(971)	—	(42,634)
Unit Based Compensation	—	—	1,185			—	1,185
Balance at December 31, 2016	$—	$69,151	$140,967	$(7,631)	$12,274	$11,809	$226,570

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net Income	$25,851	$64,538	$104,875
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	41,994	44,136	43,337
(Gain) Loss on Sale of Assets	9	(61)	(185)
Unit Based Compensation	1,185	40	—
Other Adjustments to Net Income	898	777	286
Changes in Operating Assets:
Accounts and Notes Receivable	(4,064)	(19,389)	(331)
Inventories	747	1,061	366
Prepaid Expenses	1,577	(186)	(254)
Changes in Other Assets	(3,465)	(3,246)	(1,593)
Changes in Operating Liabilities:
Accounts Payable	1,968	(416)	(2,275)
Accounts Payable—Related Party	(2,644)	3,430	—
Other Operating Liabilities	7,010	(7,244)	1,243
Changes in Other Liabilities	2,032	(6,532)	(2,833)
Net Cash Provided by Operating Activities	73,098	76,908	142,636
Cash Flows from Investing Activities:
Capital Expenditures	(12,704)	(34,073)	(85,076)
PA Mining Acquisition	(21,500)	—	—
Proceeds from Sales of Assets	23	71	19,046
Net Cash Used in Investing Activities	(34,181)	(34,002)	(66,030)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(79)	(53)	(24)
Payments on Related Party Long-Term Notes	—	(10,951)	(2,311)
Proceeds from Related Party Long-Term Notes	—	16,990	14,214
Proceeds from Revolver, Net of Payments	16,000	185,000	—
Proceeds from Issuance of Common Units, Net of Offering Costs	—	148,359	—
Distribution of Proceeds	—	(342,711)	—
Payments for Unitholder Distributions	(42,634)	(11,353)	—
Debt Issuance and Financing Fees	—	(4,329)	—
Net Change in Parent Advances	(8,953)	(17,328)	(88,485)
Net Cash Used In Financing Activities	(35,666)	(36,376)	(76,606)
Net Increase in Cash	3,251	6,530	—
Cash at Beginning of Period	6,534	4	4
Cash at End of Period	$9,785	$6,534	$4

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

Basis of Consolidation and Presentation:

On September 30, 2016, the Partnership and its wholly owned subsidiary, CNX Thermal Holdings, entered into a Contribution Agreement (the “Contribution Agreement”) with CONSOL Energy, CPCC and Conrhein and together with CPCC, (the “Contributing Parties”), under which CNX Thermal Holdings acquired an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex)("PA Mining Acquisition"). The PA Mining Acquisition was a transaction between entities under common control; therefore, the partnership recorded the assets and liabilities of the acquired 5% of Pennsylvania Mining Complex at their carrying amounts to CONSOL Energy on the date of the transaction. The difference between CONSOL Energy’s net carrying amount and the total consideration paid to CONSOL Energy was recorded as a capital transaction with CONSOL Energy, which resulted in a reduction in partners’ capital. Because this transaction is between entities under common control, the Partnership recast its historical consolidated financial statements to retrospectively reflect the additional 5% interest in Pennsylvania Mining Complex as if the business was owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Partnership had owned it during the periods reported.

For the years ended December 31, 2016 and 2015, the Consolidated Financial Statements include the accounts of CNX Operating and CNX Thermal Holdings, wholly-owned and controlled subsidiaries.

For the year ended December 31, 2014, these audited Consolidated Financial Statements were prepared from separate records maintained by CONSOL Energy, CPCC and Conrhein and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if CPCC and Conrhein had been operated as unaffiliated entities. These Audited Consolidated Financial Statements represent the combination of two separate legal entities wholly owned by CONSOL Energy, the net assets of the Partnership have been presented as a Parent Net Investment. Parent Net Investment is primarily comprised of the Partnership’s undivided interest in (i) CONSOL Energy’s initial investment in CPCC and Conrhein (and any subsequent adjustments thereto); (ii) the accumulated net earnings; (iii) net transfers to or from CONSOL Energy, including those related to cash management functions performed by CONSOL Energy; (iv) non-cash changes in financing arrangements, including the conversion of certain related party liabilities into Parent Net Investment; and (v) corporate cost allocations. Transactions between the Partnership and CONSOL Energy or CONSOL Energy’s other subsidiaries have been identified in the financial statements as transactions between related parties and are discussed in Note 19 - Related Party.

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

Impairment of Long-lived Assets:

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to its estimated fair value which is usually measured based on an estimate of future discounted cash flows. There were no impairment losses recognized during the years ended December 31, 2016, 2015 and 2014.

Pension:

The personnel who operate CPCC and Conrhein’s assets are employees of CPCC and participate in certain defined benefit retirement plans administered by CONSOL Energy through December 31, 2015. Effective December 31, 2015, CONSOL Energy's qualified defined benefit retirement plans were frozen. CONSOL Energy directly charges the Partnership for its portion of the service costs associated with these employees that participate in the salary retirement pension plans. The Partnership’s share of those costs is reflected in Operating and Other Costs in the accompanying Consolidated Statements of Operations.

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

Income Taxes:

The Partnership's assets and liabilities are comprised of a 25% undivided interest in the Pennsylvania Mining Complex which assets and liabilities are held by CPCC and Conrhein. The Partnership does not share in the separate income tax consequences attributable to the owners of CPCC and Conrhein. Accordingly, no provision for federal or state income taxes has been recorded. As of December 31, 2016 and 2015, the Partnership had no liability reported for unrecognized tax benefits and had not incurred interest and penalties related to income taxes. The Partnership’s operations are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of taxable income. Therefore, the Partnership has excluded income taxes from these financial statements.

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

Reclassifications:

The PA Mining Acquisition was accounted for as a transaction under common control, which resulted in the prior periods being recasted to reflect the as if the Partnership owned 25% of PA Mining Complex for all periods presented. Certain amounts have been reclassified to conform with the current reporting classifications with no effect on previously reported recasted net income or partners' capital.

Recent Accounting Pronouncements:

In January 2017, the FASB issued Update 2017-01 - Business Combinations (Topic 805). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this new guidance will not have a material impact on the Partnership's financial statements.

In December 2016, the FASB issued Update 2016-19 - Technical Corrections and Improvements. This Update seeks to provide simplification, minor improvements, and guidance clarification to Topics in the Accounting Standards Codification. The changes are not expected to affect current accounting practice and are effective immediately. The adoption of this new guidance will not have a material impact on the Partnership's financial statements.

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

•
In December 2016, the FASB issued Updated 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This update applies technical corrections or improvements specific to Update 2014-09. The technical corrections seek to address implementation issues in the areas of loan guarantee fees, contract costs - impairment testing, contract costs - interaction of impairment testing with guidance in other topics, provisions for losses on construction-type and production-type contracts, the scope of Topic 606, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, contract modifications example, contract asset versus receivable, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry, and cost capitalization for advisers to private and public funds.

The new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management continues to evaluate the impacts that these standards will have on the Partnership's financial statements, specifically as it relates to contracts that contain positive electric power price related adjustments. The Partnership anticipates using the modified retrospective approach at adoption as it relates to ASU 2014-09.

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

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

INITIAL PUBLIC AND PRIVATE PLACEMENT OFFERING:

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

OTHER ACCQUISITIONS:

On September 30, 2016, the Partnership and its wholly owned subsidiary, CNX Thermal Holdings, entered into a Contribution Agreement with CONSOL Energy, CPCC and Conrhein and together with CPCC, under which CNX Thermal Holdings acquired an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex), in exchange for (i) cash consideration in the amount of $21,500 and (ii) the Partnership’s issuance of 3,956,496 Class A Preferred Units representing limited partner interests in the Partnership at an issue price of $17.01 per Class A Preferred Unit (the “Class A Preferred Unit Issue Price”), or an aggregate $67,300 in equity consideration. The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of the Partnership’s common units over the trailing 15-day trading period ending on September 29, 2016 (or $14.79), plus a 15% premium. The PA Mining Acquisition was consummated on September 30, 2016. Our general partner elected not to contribute capital to retain their 2% interest. As of December 31, 2016 our general partner's ownership interest in the partnership was 1.7%. Following the PA Mining Acquisition and including interests it held previously, CNX Thermal holds an aggregate 25% undivided interest in and to the Pennsylvania Mining Complex.

The PA Mining Acquisition was a transaction between entities under common control; therefore, the Partnership recorded the assets and liabilities of the acquired 5% undivided interest in the Pennsylvania Mining Complex at their carrying amounts to CONSOL Energy on the date of the transaction. The difference between CONSOL Energy's net carrying amount and the total consideration paid to CONSOL Energy was recorded as a capital transaction with CONSOL Energy, which resulted in a reduction in partners’ capital. The $67,300 in preferred equity consideration was a non-cash transaction, which impacted the investing and financing activities of the Partnership, by $6,524 of excess consideration paid over the net carrying amount and $60,776 of carrying amount paid from equity consideration.

In March 2014, CPCC completed a sale-leaseback of longwall shields for the Harvey Mine. Cash proceeds for the sale offset the basis of $18,839; therefore, no gain or loss was recognized on the sale. The five-year lease has been accounted for as an operating lease.
NOTE 3—NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST:
The Partnership allocates net income among our general partner and limited partners using the two-class method in accordance with applicable authoritative accounting guidance. Under the two-class method, we allocate our net income to our limited partners and our general partner in accordance with the terms of our Partnership Agreement. We also allocate any earnings in excess of distributions to our limited partners and our general partner in accordance with the terms of our Partnership Agreement. We allocate any distributions in excess of earnings for the period to our general partner and our limited partners based on their respective proportionate ownership interests in us, after taking into account distributions to be paid with respect to the incentive distribution rights, as set forth in the Partnership Agreement. Net income attributable to the PA Mining Acquisition for periods prior to September 30, 2016 was not allocated to the limited partners for purposes of calculating net income per limited partner unit.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan or convertible preferred units, were exercised, settled or converted into common units. If certain conditions are met, preferred units can be converted by election of the holder, partnership, or by change in control. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. For the calculation of diluted net income per limited partner unit, the effect of conversion of the 3,956,496 Class A Preferred Units is antidilutive and is excluded from the calculation for the year ended December 31, 2016. No preferred units were available for the year ended December 31, 2015.

The following table illustrates the Partnership's calculation of net income per unit for common and subordinated partner units (in thousands, except for per unit information):

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources	$25,851	$64,538
Less: Net (Loss) Income Attributable to CONSOL Energy, Pre-IPO	—	34,134
Less: Net Income Attributable to CONSOL Energy, Pre-PA Mining Acquisition	3,995	7,048
Less: General Partner Interest in Net Income	399	468
Less: Net Income Allocable to Class A Preferred Units	1,851	—
Less: Effect of Subordinated Distribution Suspension	119	—
Net Income Allocable to Limited Partner Units	$19,487	$22,888

Limited Partner Interest in Net Income - Common Units	$9,806	$11,444
Effect of Subordinated Distribution Suspension - Common Units	2,917	—
Net Income Allocable to Common Units	$12,723	$11,444

Limited Partner Interest in Net Income - Subordinated Units	$9,800	$11,444
Effect of Subordinated Distribution Suspension - Subordinated Units	(3,036)	—
Net Income Allocable to Subordinated Units	$6,764	$11,444

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	11,614,075	11,611,067
Subordinated Units	11,611,067	11,611,067
Total	23,225,142	23,222,134

Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	11,791,830	11,611,978
Subordinated Units	11,611,067	11,611,067
Total	23,402,897	23,223,045

Net Income Per Limited Partner Unit - Basic
Common Units	$1.10	$0.99
Subordinated Units	$0.58	$0.99

Net Income Per Limited Partner Unit -Diluted
Common Units	$1.08	$0.99
Subordinated Units	$0.58	$0.99

NOTE 4—OTHER INCOME:

	For the Years Ended December 31,
	2016	2015	2014
Coal contract buyout	$1,572	$—	$7,500
Purchased coal sales	1,439	—	—
Right of way sales	31	608	364
Litigation	—	—	1,069
Gain (loss) on sale of assets	(9)	61	185
Other	86	272	542
Total Miscellaneous Other Income	$3,119	$941	$9,660
NOTE 5—INTEREST EXPENSE:

	For the Years Ended December 31,
	2016	2015	2014
Interest on notes - related party	$—	$6,050	$11,918
Revolver interest	9,022	3,928	—
Capitalized interest	(315)	(348)	(3,236)
Interest on other payables, net	12	6	1
Total Interest Expense	$8,719	$9,636	$8,683
NOTE 6—INVENTORIES:

	December 31, 2016	December 31, 2015
Coal	$1,950	$1,165
Supplies	9,541	11,073
Total Inventories	$11,491	$12,238

NOTE 7—PROPERTY, PLANT AND EQUIPMENT:

	December 31, 2016	December 31, 2015
Coal and other plant and equipment	$576,917	$571,044
Coal properties and surface lands	121,241	120,912
Airshafts	92,938	87,967
Mine development	81,538	81,538
Coal advance mining royalties	4,056	4,066
Total property, plant and equipment	876,690	865,527
Less: Accumulated depreciation, depletion and amortization	442,178	400,911
Total Net Property, Plant and Equipment	$434,512	$464,616

As of December 31, 2016 and 2015, property, plant and equipment includes gross assets under capital lease of $631 and $481, respectively. Accumulated amortization for capital leases was $398 and $296 at December 31, 2016 and 2015, respectively.

Amortization expense for assets under capital leases approximated $78, $53, and $29 for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.
NOTE 8—OTHER ACCRUED LIABILITIES:

	December 31, 2016	December 31, 2015
Subsidence liability	$26,887	$22,403
Accrued payroll and benefits	4,052	3,552
Litigation	2,507	2,138
Accrued other taxes	2,504	807
Equipment lease rental	2,442	2,442
Other	3,683	2,287
Current portion of long-term liabilities:
Workers' compensation	1,380	1,431
Asset retirement obligations	591	1,913
Long-term disability	128	204
Capital leases	88	61
Pneumoconiosis benefits	56	43
Total Other Accrued Liabilities	$44,318	$37,281
NOTE 9—REVOLVING CREDIT FACILITY:

	December 31, 2016	December 31, 2015
Revolver, carrying amount	$201,000	$185,000
Less: Debt issuance and financing fees	3,157	4,054
Revolver, net	$197,843	$180,946

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

As of December 31, 2016, the revolving credit facility had $201,000 of borrowings outstanding, leaving $199,000 of unused capacity. At December 31, 2015, the revolving credit facility had $185,000 of borrowings outstanding, leaving $215,000 unused capacity. Interest on outstanding borrowings under the revolving credit facility as of December 31, 2016 was accrued at 3.99% based on a LIBOR rate of 0.74%, plus a margin of 3.25%. Interest on outstanding borrowings under the revolving credit facility at December 31, 2015 was 3.17% based on a LIBOR rate of 0.42%, plus a margin of 2.75%.

Our revolving credit facility matures on July 7, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain affirmative and negative covenants. The revolving credit facility requires that the Partnership maintain a minimum interest coverage ratio of at least 3.00 to 1.00, which is calculated as the ratio of trailing 12 months Adjusted EBITDA, as defined in the credit agreement, to cash interest expense of the Partnership, measured quarterly. The Partnership must also maintain a maximum total leverage ratio not greater than 3.50 to 1.00, (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition) which is calculated as the ratio of total consolidated indebtedness to trailing 12 months Adjusted EBITDA, as defined in the credit agreement, measured quarterly. At December 31, 2016, interest coverage ratio was 9.48 to 1.00 and the maximum total leverage ratio was 2.48 to 1.00.
NOTE 10—LEASES:

We use various leased facilities and equipment in our operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payments as of December 31, 2016 are as follows:

	Capital Leases	Operating Leases
2017	$92	$13,276
2018	82	12,291
2019	52	7,477
2020	21	5,272
2021	—	5,053
Thereafter	—	5,174
Total minimum lease payments	$247	$48,543
Less amount representing interest	13
Present value of minimum lease payments	234
Less amount due in one year	88
Total Long-Term Capital Lease Obligations	$146

Rental expense related to operating leases approximated $14,578, $13,490 and $12,508 during the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolver	$201,000	$201,000	$185,000	$185,000
The Partnership’s debt obligations are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.
NOTE 12—ASSET RETIREMENT OBLIGATIONS:

	December 31, 2016	December 31, 2015
Balance at beginning of period	$10,412	$11,389
Accretion expense	727	875
Payments	(149)	(995)
Revisions in estimated cash flows	(1,053)	(857)
Balance at end of period	$9,937	$10,412
NOTE 13— OTHER POST-EMPLOYMENT BENEFIT PLANS:

Prior to the IPO, the Partnership was contractually obligated for a portion of the medical and life insurance benefits to retired employees of CONSOL Pennsylvania Coal Company LLC (the “OPEB Plans”). In conjunction with the IPO, on July 7, 2015 the OPEB liability and related accumulated other comprehensive income was retained by CONSOL Energy, and the Partnership has no OPEB obligation as of such date. As of December 31, 2015, there was no benefit obligation or related accumulated other comprehensive income included in the Partnership's financial statements. For the year ended and as of December 31, 2016, there were no amounts included in the Partnership's financial statements.

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2015, is as follows:

Other Postretirement Benefits
at December 31, 2015
Change in benefit obligation:
Benefit obligation at beginning of period	$8,524
Service cost	—
Interest cost	58
Actuarial gain	(477)
Plan amendments	(4,713)
Plan transfer	(3,134)
Participant contributions	43
Benefits and other payments	(301)
Benefit obligation at end of period	$—

Change in plan assets:
Company contributions	$258
Participant contributions	43
Benefits and other payments	(301)
Fair value of plan assets at end of period	$—

The components of net periodic benefit costs are as follows:

	Other Postretirement Benefits
	For the Years Ended December 31,
	2015	2014
Service cost	$—	$927
Interest cost	58	1,760
Amortization of prior service credits	(8,703)	(2,332)
Recognized net actuarial loss	1,304	801
Curtailment gain	—	(2,553)
Net periodic benefit cost	$(7,341)	$(1,397)
NOTE 14—COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION:

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

	CWP		Workers' Compensation
	December 31,		December 31,
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$1,977	$1,592	$4,291	$4,128
State administrative fees and insurance bond premiums	—	—	207	425
Service cost	803	255	1,299	1,656
Interest cost	72	65	132	146
Actuarial loss (gain)	(686)	102	9	(82)
Benefits and fees paid	(53)	(37)	(1,553)	(1,982)
Benefit obligation at end of period	$2,113	$1,977	$4,385	$4,291

Current assets	$—	$—	$85	$69
Current liabilities	(56)	(43)	(1,380)	(1,431)
Noncurrent liabilities	(2,057)	(1,934)	(3,090)	(2,929)
Net obligation recognized	$(2,113)	$(1,977)	$(4,385)	$(4,291)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$8,102	$7,497	$3,394	$3,425
Net amount recognized	$8,102	$7,497	$3,394	$3,425

The components of the net periodic cost are as follows:

	CWP			Workers' Compensation
	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Service cost	$803	$255	$873	$1,299	$1,656	$1,799
Interest cost	72	65	214	132	146	185
Recognized net actuarial gain	(83)	(71)	(240)	(21)	(1)	(20)
State administrative fees and insurance bond premiums	—	—	—	207	425	617
Net periodic benefit cost	$792	$249	$847	$1,617	$2,226	$2,581

Amounts that are currently included in accumulated other comprehensive income are $136 and $34 for CWP benefits and workers' compensation benefits, respectively, that are expected to be recognized in 2017 net periodic benefit costs:

Assumptions:
The weighted-average discount rates used to determine benefit obligations and net periodic cost (benefit) are as follows:

	CWP			Workers' Compensation
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Benefit obligations	4.40%	4.60%	4.21%	4.05%	4.26%	3.84%
Net periodic cost (benefit)	4.60%	4.21%	4.75%	4.26%	3.84%	4.57%

Assumed discount rates have a significant effect on the amounts reported for both CWP benefits and Workers’ Compensation costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
CWP costs (decrease) increase	$(87)	$92
Workers' compensation costs (decrease) increase	$(10)	$10

Cash Flows:

The Partnership does not intend to make contributions to the CWP or Workers’ Compensation plans in 2017. We intend to pay benefit claims as they become due.

The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers' Compensation
	CWP	Total	Actuarial	Other
	Benefits	Benefits	Benefits	Benefits
2017	$56	$1,487	$1,295	$192
2018	79	1,507	1,311	196
2019	130	1,546	1,345	201
2020	162	1,604	1,398	206
2021	201	1,650	1,439	211
Year 2022-2026	1,748	9,100	7,961	1,139
NOTE 15—OTHER BENEFIT PLANS:
Salaried Pension:
The Partnership is contractually obligated to fund 25% of the service cost for CPCC employees, which provide mining services to the Partnership, that participate in the CONSOL Energy Salaried Pension Plan. CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all salaried employees through December 31, 2015. Effective December 31, 2015, CONSOL Energy's qualified defined benefit plans have been frozen.  The benefits for these plans are based primarily on years of service and employees’ pay.  On September 30, 2014, the qualified pension plan was remeasured to reflect an announced plan amendment that would reduce future accruals of pension benefits as of January 1, 2015. The plan amendment called for a hard freeze of the qualified defined benefit pension plan on January 1, 2015 for employees who were under age 40 or had less than ten years of service as of September 30, 2014. Employees who were age 40 or over and had at least ten years of service would continue in the defined benefit pension plan unchanged. On August 31, 2015, the qualified pension plan was remeasured to reflect another announced plan amendment that reduced future accruals of pension benefits as of January 1, 2016. The plan amendment called for a hard freeze of the qualified defined benefit pension plan on January 1, 2016 for all remaining participants in the plan. The costs of these benefits during the years ended December 31, 2016, 2015 and 2014 were $884, $884 and $1,753, respectively. These costs are reflected in Operating and Other Costs in the Consolidated Statements of Operations.
Investment Plan:
The Partnership is contractually obligated to fund 25% of CPCC’s portion of CONSOL Energy’s investment plan. CONSOL Energy’s investment plan is available to most employees. CONSOL Energy’s plan includes company matching of 6% of eligible compensation contributed by eligible employees of CPCC. Total payments and costs were $2,014, $3,195 and $2,719 for the years ended December 31, 2016, 2015 and 2014, respectively. These costs are reflected in Operating and Other Costs in the Consolidated Statements of Operations.

In conjunction with the qualified pension plan changes, beginning January 1, 2015, CONSOL Energy contributed an additional 3% of eligible compensation into the 401(k) plan accounts for employees hired or rehired on or after October 1, 2014 or who were under age 40 or had less than 10 years of service as of September 30, 2014. This additional contribution was eliminated as of January 1, 2016. The Plan also provides for discretionary contributions ranging from 1% to 6% beginning January 1, 2016 and 1% to 4% for 2015 of eligible compensation for eligible employees (as defined by the Plan). For the year ended December 31, 2016, $2,271 was accrued as a discretionary contribution under this plan and is expected to be paid into employees accounts in the first quarter of 2017. There were no such discretionary contributions made for the years ended December 31, 2015 and 2014, respectively. These costs are reflected in Operating and Other Costs in the Consolidated Statements of Operations and recorded in Other Accrued Liabilities on the Consolidated Balance Sheet.
Long-Term Disability:
The Partnership is contractually obligated for its portion of a Long-Term Disability Plan available to all eligible full-time salaried employees of CPCC. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Benefit costs	$120	$138	$157
Discount rate assumption used to determine net periodic benefit costs	3.71%	3.18%	3.53%
Long-Term Disability related liabilities are included in Deferred Credits and Other Liabilities-Other and Other Accrued Liabilities on the Consolidated Balance Sheets and amounted to $330 and $650 at December 31, 2016 and 2015, respectively.
NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:

As of December 31, 2016, 2015 and 2014, the Partnership purchased goods and services related to capital projects in the amount of $759, $1,282 and $568, respectively, that are included in accounts payable.

The Partnership obtains capital lease arrangements for company-used vehicles. For the years ended December 31, 2016, 2015 and 2014, the Partnership entered into non-cash capital lease arrangements of $127, $139 and $43, respectively.

For the years ended December 31, 2016, 2015 and 2014, the Partnership paid interest expense, net of capitalized interest, of $7,734, $8,520 and $8,686, respectively.

The following are non-cash transactions that impact the operating, investing and financing activities of the Partnership.

Prior to IPO,
•The CFI Loan was retained by CONSOL Energy and considered a deemed contribution in the amount of $229,495.
•CONSOL Energy contributed stream credit assets to the Partnership in the amount of $8,131.
•OPEB liabilities were retained by CONSOL Energy and treated as a deemed contribution in the amount of $3,134.

•	As of December 31, 2015 and 2014, there were capital equipment contributions of $21,945 and $5,324, respectively, between the Partnership and CONSOL Energy that are included in equity.
NOTE 17—CONCENTRATION OF CREDIT RISK:

The Partnership primarily markets thermal coal principally to electric utilities in the eastern United States. Revenues generated from end users based in the United States were 84%, 81%, and 87%, for the years ended December 31, 2016, 2015, and 2014 respectfully. The remaining revenues for those periods were generated from sales in which our coal was ultimately delivered into the global markets, predominately Asia and Europe, of which none was individually significant.

For the year ended December 31, 2016, coal sales to the following customers individually exceeded 10% of our revenues: Duke Energy and GenOn Energy Management.

For the year ended December 31, 2015, coal sales to the following customers individually exceeded 10% of our revenues: Duke Energy, GenOn Energy Management and XCoal Energy & Resources

For the year ended December 31, 2014, coal sales to the following customers individually exceeded 10% of our revenues: Duke Energy and GenOn Energy Management.
NOTE 18—COMMITMENTS AND CONTINGENT LIABILITIES:

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

At December 31, 2016, the Partnership is contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $71,296. The instruments are comprised of $733 employee-related and other letters of credit expiring in the next three years, $61,154 of environmental surety bonds expiring within the next three years, and $9,409 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.
NOTE 19—RELATED PARTY:

CONSOL Energy

The Consolidated Statements of Operations include expense allocations for certain corporate functions historically performed by CONSOL Energy, including allocations of general corporate expenses related to stock-based compensation, legal, treasury, human resources, information technology and other administrative services. Those allocations were based primarily on specific identification, head counts and coal tons produced. Also, centralized cash management activities for CONSOL Energy were utilized for collections and payments related to normal course of business accounts receivable and payments for goods and services. The balance of receivables/payables from CONSOL Energy and other affiliates are presented as contributions/distributions in these Consolidated Financial Statements. Management believes the assumptions underlying the Consolidated Financial Statements, including the assumptions regarding allocating general corporate expenses from CONSOL Energy are reasonable. Nevertheless, these statements may not include all of the actual expenses that would have been incurred by the Partnership and may not reflect our Consolidated Statements of Operations, Balance Sheets and Cash Flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Partnership had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

In conjunction with the IPO, the Partnership entered into several agreements, including an omnibus agreement, with CONSOL Energy. In connection with PA Mining Acquisition described in Note 2, on September 30, 2016, the General Partner and the Partnership entered into the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”) with CONSOL Energy and certain of its subsidiaries. Under the Amended Omnibus Agreement, CONSOL Energy will indemnify the Partnership for certain liabilities, including those relating to:

•
all tax liabilities attributable to the assets contributed to the Partnership in connection with the PA Mining Acquisition (the “First Drop Down Assets”) arising prior to the closing of the PA Mining Acquisition or otherwise related to the

Contributing Parties’ contribution of the First Drop Down Assets to the Partnership in connection with the PA Mining Acquisition; and

•
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

The Partnership will indemnify CONSOL Energy for certain liabilities relating to the First Drop Down Assets, including those relating to:

•	the use, ownership or operation of the First Drop Down Assets; and

•	the Partnership’s operation of the First Drop Down Assets under permits and/or bonds, letters of credit, guarantees, deposits and other pre-payments held by CONSOL Energy.

The Amended Omnibus Agreement amended the Partnership’s obligations to CONSOL Energy with respect to the payment of an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by CONSOL Energy, in each case to reflect structural changes in how those services are provided to the Partnership by CONSOL Energy.

Charges for services from CONSOL Energy include the following:

	For the Years Ended December 31,
	2016	2015	2014
Operating and Other Costs	$4,251	$6,793	$6,707
Selling, General and Administrative Expenses	3,826	8,926	11,384
Total Services from CONSOL Energy	$8,077	$15,719	$18,091

At December 31, 2016 and December 31, 2015, the Partnership had a net payable to CONSOL Energy in the amount of $1,666 and $4,310, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

Purchases of supply inventory from Fairmont Supply Company, formerly a wholly-owned subsidiary of CONSOL Energy, were approximately $10,850 for the year ended December 31, 2014 and are included in Operating and Other Costs in the accompanying Consolidated Statements of Operations. On December 12, 2014, Fairmont Supply was sold by CONSOL Energy and is no longer a related party of CONSOL Energy or the Partnership.

CFI Loan

CPCC had several related party long-term notes with CONSOL Financial Inc. ("CFI"), a wholly owned subsidiary of CONSOL Energy, pursuant to which CPCC was the obligor. The loan represented multiple 10-year term notes between CPCC and CFI at the applicable federal funds rates in effect upon execution, which were due at various future dates throughout the year. In conjunction with the IPO, these notes were excluded from the Partnership's liabilities. Payments for these notes were $10,951 and $2,311 for the years ended December 31, 2015 and 2014, respectively. Proceeds from additional notes were $16,991 and $14,214 for the years ended December 31, 2015 and 2014, respectively. Interest Expense related to these notes was $6,050 and $11,918 for the years ended December 31, 2015 and 2014, respectively. These costs are included in Interest Expense in the accompanying Consolidated Statements of Operations.
NOTE 20—LONG-TERM INCENTIVE PLAN:

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

The Partnership's general partner has granted equity-based phantom units that vest over a period of a director's continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership recognized $1,185 and $40 of compensation expense for the years ended December 31, 2016 and 2015, respectively, which is included in Selling, General and Administrative Expense in the Consolidated Statements of Operations. As of December 31, 2016, there is $1,892 of unearned compensation that will vest over a weighted average period of 2 years. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2015	6,456	$14.39
Granted	392,688	$7.90
Vested	(7,389)	$13.51
Forfeited	(9,821)	$7.90
Nonvested at December 31, 2016	381,934	$7.90
NOTE 21—SUBSEQUENT EVENTS:

On January 30, 2017, the Board of Directors of our general partner declared a cash distribution to the Partnership's unitholders for the fourth quarter of 2016 of $0.5125 per common and subordinated unit and $0.4678 per class A preferred unit. The cash distribution will be paid on February 15, 2017 to the unitholders of record at the close of business on February 9, 2017.
SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED):

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Coal Sales	$56,541	$62,640	$66,922	$80,292
Freight Revenue	3,269	2,797	2,407	3,130
Other Income	(11)	1,780	485	865
Total Revenue	59,799	67,217	69,814	84,287
Operating and Other Costs	38,491	46,044	45,531	52,935
Depreciation, Depletion and Amortization	10,317	10,423	10,592	10,662
Freight Expense	3,269	2,797	2,407	3,130
Selling, General and Administrative Expenses	1,928	1,970	2,660	3,391
Interest Expense	1,978	2,076	2,223	2,442
Total Expense	55,983	63,310	63,413	72,560
Net Income	$3,816	$3,907	$6,401	$11,727
Net Income per Limited Partner Unit
Basic	$0.11	$0.11	$0.21	$0.41
Diluted	$0.10	$0.11	$0.21	$0.41

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Coal Sales	$96,109	$79,749	$80,793	$65,610
Freight Revenue	592	677	302	2,238
Other Income	289	181	343	128
Total Revenue	96,990	80,607	81,438	67,976
Operating and Other Costs	57,643	49,075	46,936	40,307
Depreciation, Depletion and Amortization	11,436	11,833	10,788	10,079
Freight Expense	592	677	302	2,238
Selling, General and Administrative Expenses	2,657	3,640	2,616	2,018
Interest Expense	2,976	2,910	1,872	1,878
Total Expense	75,304	68,135	62,514	56,520
Net Income	$21,686	$12,472	$18,924	$11,456
Net Income per Limited Partner Unit
Basic	*	*	$0.62	$0.37
Diluted	*	*	$0.62	$0.37
* Net income per limited partner unit was not applicable for the period presented.

SUPPLEMENTAL COAL DATA (UNAUDITED):

	Thousands of Tons
	For the Year Ended December 31,
	2016	2015	2014
Proven and probable reserves at beginning of period	197,844	196,408	156,332
Purchased reserves	—	5,850	1
Production	(6,166)	(5,698)	(6,516)
Revisions and other changes	—	1,284	46,591
Consolidated proven and probable reserves at end of period*	191,678	197,844	196,408
* Proven and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

Our coal reserves are located in southwestern Pennsylvania and the northern panhandle of West Virginia. At December 31, 2016, 191,678 tons of proven and probable reserves were assigned and/or accessible to our three active mines (Enlow Fork, Bailey and Harvey Mines). Of the 2016 total reserves, Enlow Fork Mine equates to 76,629 tons, Bailey Mine to 64,921 tons and Harvey Mine to 50,128 tons. On average, the reserves have a sulfur content equivalent of approximately 3.7 lbs SO2/MMBTU, in which Enlow Fork Mine equates to 3.5 lbs SO2/MMBTU, Bailey Mine to 4.1 lbs SO2/MMBTU and Harvey Mine to 3.4 lbs SO2/MMBTU.

The estimates of our proven and probable reserves are calculated internally using the face positions of the Pennsylvania Mining Complex’s longwall mines as of December 31, 2016. The December 31, 2016 reserve calculations were computed using consistent techniques and assumptions as in prior years.

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

Management’s Report on Internal Control over Financial Reporting

    The management of the Partnership's general partner is responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Partnership's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on our financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016.

This annual report on Form 10-K for the fiscal year ended December 31, 2016 does not include an attestation report of the Partnership's independent accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The following table presents information for the board of directors and executive officers of CNX Coal Resources GP LLC as of December 31, 2016. In evaluating director candidates, CONSOL Energy will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of our board of directors to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board of directors of our general partner to fulfill their duties. Directors hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors.

Name	Age	Position with Our General Partner
James A. Brock	60	Chief Executive Officer and Director
Lorraine L. Ritter	51	Chief Financial Officer and Chief Accounting Officer
Martha A. Wiegand	46	General Counsel and Secretary
Nicholas J. DeIuliis	48	Chairman of the Board
Stephen W. Johnson	57	Director
David M. Khani	53	Director
James E. Altmeyer, Sr	78	Director and Member of Audit Committee
Michael L. Greenwood	61	Director and Member of Audit* and Conflicts Committees
Jeffrey L. Wallace	60	Director and Member of Audit and Conflicts* Committees
*Indicates Chair of Committee
On January 24, 2017, Mr. Altmeyer provided notice of his resignation from the board of directors at the conclusion of his 18-month term, to be effective after the filing of this Annual Report on Form 10-K. Dan D. Sandman was appointed to the board of directors to fill the vacancy, and his membership on the board of directors will be effective upon the filing of this Annual Report on Form 10-K.
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
Stephen W. Johnson was appointed a director of our general partner effective March 16, 2015. Mr. Johnson has served as Executive Vice President and Chief Administrative Officer of CONSOL Energy since April 13, 2015. From December 31, 2012 until April 13, 2015, he served as Executive Vice President and Chief Legal and Corporate Affairs Officer of CONSOL Energy and CNX Gas Corporation. Prior to that time, Mr. Johnson served as Senior Vice President and General Counsel of CONSOL Energy and CNX Gas Corporation from 2009 through 2012. He served as Executive Vice President and General Counsel for CNX Gas Corporation from 2007 to 2009 and as Senior Vice President and General Counsel for CNX Gas Corporation from 2005 to 2007. Effective May 30, 2014, Mr. Johnson became a director of the general partner of CONE Midstream Partners LP, a publicly traded master limited partnership and affiliate of CONSOL Energy. Prior to joining CONSOL Energy, Mr. Johnson was a partner with Reed Smith LLP and a shareholder with Buchanan Ingersoll & Rooney PC. We believe Mr. Johnson’s extensive knowledge of our industry and our operations gained during his years of service with CONSOL Energy in positions of increasing responsibility, as well as his legal knowledge and experience, provide the board of directors of our general partner with valuable experience.
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
James E. Altmeyer, Sr. became a member of the board of directors on July 1, 2015 and will serve for a term ending February 10, 2017. Mr. Altmeyer is the former President and Chief Executive Officer of Altmeyer Funeral Homes, Inc. of West Virginia, Ohio, Virginia and North Carolina from 1972 until 2007, at which time he became chairman of Altmeyer Funeral Homes, Inc. He has also been President of Altmeyer Realty, a real estate holding company, and of Martin-Steadfast Insurance Company since 1972. Mr. Altmeyer served on the board of directors of CONSOL Energy from November 2003 to May 2015. Mr. Altmeyer also served on the board of directors of WesBanco, Inc., a multi-state bank holding company from 1987 until April 2010, when he retired from the board. Mr. Altmeyer is also a member of the executive committee of the Wheeling Hospital board of directors and vice chairman of the Chambers Foundation. Mr. Altmeyer is a graduate of the United States Military Academy at West Point and served on active duty in the United States Army until October 1972. Among his numerous combat (Vietnam) awards are a Silver Star and three Bronze Stars. We believe that Mr. Altmeyer’s significant corporate governance and financial expertise, along with his extensive experience in leadership roles, provides the board of directors of our general partner with valuable experience.

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
Dan D. Sandman will become a member of the board of directors after the filing of this Annual Report on Form 10-K, following the effectiveness of Mr. Altmeyer’s resignation at such time. Mr. Sandman is an adjunct professor at The Ohio State University Moritz College of Law, where he has taught corporate governance law since 2007. Mr. Sandman also serves on the board of directors and audit committee of MPLX GP LLC, the general partner of MPLX LP, a publicly-traded master limited partnership engaged in the gathering, processing and transportation of natural gas, liquids, oil and refined petroleum products.  He has also served on the board of directors of Roppe Corporation, a privately-held company, since 1987. Additionally, Mr. Sandman serves on the boards of directors of the Heinz History Center, the Carnegie Science Center, the Carnegie Hero Commission, the Pittsburgh Opera and Grove City College. From 2002 to 2007, Mr. Sandman served as vice chairman of the board of directors and chief legal & administrative officer of United States Steel, until his retirement. Prior to his career with United States Steel, Mr. Sandman held a number of legal positions, including general counsel, with Marathon Oil Company, and subsequently served as general counsel and secretary of USX Corporation, a holding company that owned Marathon Oil and United States Steel. Mr. Sandman graduated with a degree from The Ohio State University and a juris doctor degree from The Ohio State University College of Law. Mr. Sandman’s extensive strategic, corporate governance and legal experience working with publicly traded companies including energy companies and master limited partnerships, as well as his skills, knowledge and experience in the areas of transactional law, regulatory compliance, ethics and risk management matters, provide the board of directors with valuable experience.
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

The audit committee consists of Messrs. Greenwood (Chairman), Altmeyer and Wallace. Each member of the audit committee satisfies the independence requirements established by NYSE and the Exchange Act and is financially literate.  In addition, the board of directors of our general partner has determined that each member of the audit committee qualifies as an “audit committee financial expert” as such term is defined under the SEC’s regulations. This designation is a disclosure requirement of the SEC related to each audit committee members’ experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose upon the audit committee members any duties, obligations or liabilities that are greater than those generally imposed on them as members of the audit committee and the board of directors of our general partner.  As audit committee financial experts, each member of the audit committee also has the accounting or related financial management expertise required by NYSE rules.

The audit committee of the board of directors of our general partner assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (i) retain and terminate our independent registered public accounting firm, (ii) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (iii) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary. Mr. Sandman will replace Mr. Altmeyer on the audit committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, “Insiders”) to file with the SEC initial reports of ownership and reports of changes in ownership of such equity securities. Insiders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of forms furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements under Rule 16(a) with respect to transactions in our equity securities during 2016 except for the following: (i) James E. Altmeyer acquired 172 phantom units on February 15, 2016 but did not file a Form 4 concerning that transaction until February 19, 2016 (one day after deadline); (ii) Michael L. Greenwood acquired 172 phantom units on February 15, 2016 but did not file a Form 4 concerning that transaction until February 19, 2016 (one day after deadline); and (iii) Jeffrey L. Wallace acquired 172 phantom units on February 15, 2016 but did not file a Form 4 concerning that transaction until February 19, 2016 (one day after deadline).
.
ITEM 11.    EXECUTIVE COMPENSATION
Compensation of Our Officers and Directors

We are currently considered an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, our reporting obligations for this Item 11 extend only to the individual serving as CEO and the two other most highly compensated executive officers receiving compensation of at least $100,000 in 2016 and allows us to provide reduced disclosure about executive compensation arrangements.

The Compensation Discussion and Analysis and Executive Compensation sections of CONSOL Energy’s 2016 Proxy Statement will include a full discussion of CONSOL Energy’s compensation policies and programs. CONSOL Energy’s Proxy Statement will be available upon its filing on the SEC’s website at http://www.sec.gov and on CONSOL Energy’s website at http://www.consolenergy.com.
Executive Compensation
The executive officers of our general partner are employed and compensated by CONSOL Energy or its affiliates (other than our general partner). Because the executive officers of our general partner are employed by CONSOL Energy or its affiliates, compensation of the executive officers, other than any awards granted under the CNX Coal Resources LP 2015 Long-Term Incentive Plan ("LTIP"), is set by CONSOL Energy and its affiliates. The executive officers of our general partner also participate in employee benefit plans and arrangements sponsored by CONSOL Energy and its affiliates, including plans that may be established in the future.

Summary Compensation Table for 2016

On July 6, 2015, we entered into an omnibus agreement with CONSOL Energy under which we agreed to reimburse CONSOL Energy on a monthly basis for compensation related expenses (including salary, bonus, incentive compensation and other amounts) attributable to the portion of an executive’s compensation that is allocable to our general partner. James A. Brock, Chief Executive Officer of our general partner, Lorraine L. Ritter, Chief Financial Officer and Chief Accounting Officer of our general partner, and Martha A. Wiegand, General Counsel and Secretary of our general partner, devote approximately 100% of their overall professional working time to the business and affairs of the Pennsylvania Mining Complex (on a 100% basis). Net to our 25% undivided interest in the Pennsylvania Mining Complex, we reimburse CONSOL Energy for approximately 25% of the total compensation related expenses (including salary, bonus, incentive compensation and other amounts) incurred by CONSOL Energy and attributable to Mr. Brock’s, Ms. Ritter’s and Ms. Wiegand’s compensation, respectively. The total reimbursable compensation related expenses attributable to each of Mr. Brock, Ms. Ritter and Ms. Wiegand for the period from July 7, 2015 to December 31, 2015 was approximately $33,400, $30,600 and $21,800, respectively, and for the year ended December 31, 2016 was approximately $491,132, $188,401 and $96,558, respectively. Bonus and LTIP were not included in the amounts for the period from July 7, 2015 to December 31, 2015 as they were not a direct reimbursement to CONSOL Energy.
The following summarizes the total compensation earned by the executive officers of our general partner during the years indicated, including all compensation related expenses disclosed above, which other than awards granted during 2016 under the LTIP, were paid by CONSOL Energy:

Name and Principal Position	Year Ended December 31,	Salary	Stock Awards (1)	Non-Equity Incentive Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
James A. Brock, Chief Executive Officer	2016 2015	$409,654 $399,032	$1,000,000 $750,000	$533,000 $212,000	$301,969 $7,422	$32,606 $21,873	$2,277,229 $1,390,327
Lorraine L. Ritter, Chief Financial Officer & Chief Accounting Officer	2016 2015	$291,003 $289,880	$200,000 $100,000	$233,701 $147,539	$184,145 $--	$44,800 $28,900	$953,649 $566,319
Martha A Wiegand, General Counsel & Secretary	2016 2015	$212,435 $191,660	$75,000 $57,720	$86,000 $31,845	$11,891 $--	$25,592 $17,316	$410,918 $298,541

(1)
The values set forth in this column reflect awards by CONSOL Energy of performance based stock units ("PSU"), restricted stock units ("RSU") under the CONSOL Energy equity compensation plan and awards by CNX Coal Resource LP of phantom units under the LTIP, which are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding the impact of estimated forfeitures related to service-based vesting conditions). For RSU's, the grant date fair value is computed based upon the closing price of CONSOL Energy’s stock on the date of grant. For phantom units, the grant date fair value is computed based upon the closing price of CNX Coal Resources LP's units on the date of grant. For PSU's the grant date fair value is computed based upon performance measures of which 50% is relative total shareholder return and 50% is absolute stock price. PSU can pay out up to 200% of the grant value on the vesting date. There were no CNXC Unit based awards in 2015. There were no CONSOL Energy stock based awards in 2016 for Ms. Ritter and Ms. Wiegand.

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

(4)
For 2016 Mr. Brock’s personal benefits include: $806 in spousal travel and contributions made by CONSOL Energy under its 401(k) plan consisting of $15,900 in matching contributions and a $15,900 discretionary contribution. Ms. Ritter’s personal benefits include: $15,900 in matching contributions and a $15,900 discretionary contribution made by CONSOL Energy under its 401(k) plan and a vehicle allowance of $13,000. Ms. Wiegand’s personal benefits include $12,796 in matching contributions and a $12,796 discretionary contribution made by CONSOL Energy under its 401(k) plan.

For 2015 Mr. Brock’s personal benefits include: financial planning, and $15,900 in matching contributions made by CONSOL Energy under its 401(k) plan. Ms. Ritter’s personal benefits include: $15,900 in matching contributions made by CONSOL Energy under its 401(k) plan and a vehicle allowance of $13,000. Ms. Wiegand’s personal benefits include $17,316 in matching and qualified non-elective contributions made by CONSOL Energy under its 401(k) plan.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure
CONSOL Energy provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution and defined benefit retirement plans. Equity compensation may include awards under the CONSOL Energy equity compensation plan, our LTIP or both. In the future, as CONSOL Energy and our general partner formulate and implement the compensation programs for our executive officers, our executive officers may be provided different and/or additional compensation components, benefits and/or perquisites to ensure that they are provided with a comprehensive and competitive compensation structure.

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
Annual Cash Incentives. CONSOL Energy’s annual cash incentive program provides participants with an opportunity to earn performance based annual cash bonus awards. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s base salary. For 2016, Mr. Brock had a target bonus of 65% of his annual base salary, with a potential payout up to 200% of target based on company performance metrics, which for 2016 included metrics relating to free cash flow, employee and contractor safety, and environmental compliance. For 2016, Ms. Ritter had a target bonus of 40% of her annual base salary, with a potential payout up to 200% of target based on company performance metrics, which for 2016 included metrics relating to free cash flow, employee and contractor safety, and environmental compliance. For 2016, Ms. Wiegand had a target bonus of 20% of her annual base salary, with a potential payout up to 200% of target based on company performance metrics, which for 2016 included metrics relating to free cash flow, employee and contractor safety, and environmental compliance. For 2016, CONSOL Energy paid a cash bonus to Mr. Brock, Ms. Ritter and Ms. Wiegand at a level of 200% of their respective target award levels.

Long-Term Equity-Based Compensation Awards. Beginning in 2016 CNX Coal Resources began issuing long-term incentive awards including phantom units under the CNX Coal Resources LP 2015 Long-Term Incentive Plan to its executives and key employees. For 2016, CNX Coal Resources equity-based awards for Ms. Wiegand and Ms. Ritter consisted of phantom stock units, which vest, one-third per year and for Mr. Brock, consisted of CNX Coal Resources Phantom Stock Units which vest one-third per year and Consol Energy Performance Share Units, which vest one-fifth per year based on attainment of set performance metrics.
Outstanding Equity Awards at December 31, 2016. The following sets forth for our executive officers’ all outstanding equity under the CNX Coal Resources LP 2015 Long-Term Incentive Plan as of December 31, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James A. Brock, Chief Executive Officer					56,963	(1)	1,039,575
Lorraine L. Ritter, Chief Financial Officer & Chief Accounting Officer					25,317	(1)	$462,035
Martha A. Wiegand, General Counsel & Secretary					9,494	(1)	$173,266

(1)	Phantom units granted on January 29, 2016, which vest and become exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(2)
The market value for the phantom units was determined by multiplying the closing market price for CNX Coal Resources common units on December 31, 2016 ($18.25) by the number of shares underlying the award.

Our executive officers have received and may continue to receive equity or equity-based awards in CONSOL Energy under its equity compensation program. The following provides additional information about our executive officers’ outstanding equity awards in CONSOL Energy as of December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (10)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (11)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (12)
James A. Brock, Chief Executive Officer	6,432 3,111 6,347 4,115 6,329 12,420	(1) (2) (3) (4) (5) (6)		34.85 78.65 27.90 50.50 48.61 36.14	02/20/2017 02/19/2018 02/17/2019 02/16/2020 02/23/2021 01/26/2022	10,983 10,896	(7) (8)	$200,220 $198,634	97,471	$1,776,896
Lorraine L. Ritter, Chief Financial Officer & Chief Accounting Officer	4,073 1,642 5,994 4,001 3,165 4,436	(1) (2) (3) (4) (5) (6)		34.85 78.65 27.90 50.50 48.61 36.14	02/20/2017 02/19/2018 02/17/2019 02/16/2020 02/23/2021 01/26/2022	2,281	(7)	$41,583	1,734	$31,611
Martha A. Wiegand, General Counsel & Secretary	248 487 608 880	(3) (4) (5) (6)		27.90 50.50 48.61 36.14	02/16/2019 02/16/2020 02/23/2021 01/26/2022	1,833	(7)	$33,416

(1)	Options granted 2/20/07 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(2)	Options granted 2/19/08 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(3)	Options granted 2/17/09 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(4)	Options granted 2/16/10 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(5)	Options granted 2/23/11 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(6)	Options granted 1/26/12 that vested and became exercisable in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(7)	RSU's granted on 1/31/13 and 1/31/14 and vest in three equal annual installments (subject to rounding) beginning on the first anniversary of the grant date.
(8)	RSU's granted on September 24, 2014, which, subject to continued employment, vest in one lump sum on the fifth anniversary of the grant date.
(9)	The market value for RSU's were determined by multiplying the closing market price for CONSOL Energy common stock on December 31, 2016 ($18.23) by the number of shares underlying the RSU awards.
(10)
This column shows the number of unvested PSU’s as of December 31, 2016. The performance period for the PSU’s granted in 2016 is January 2016 through December 2020, vesting one-fifth per year and for the PSUs granted in 2015 is January 1, 2015 through December 31, 2017. The amounts presented for the 2016 PSU awards are based on achieving performance goals at a maximum level for the first traunch and target for the remaining traunches. The amounts presented for the 2015 PSU awards are based on the achieving the target level for 2016.

(11)
The market value for PSU's and CSU's was determined by multiplying the closing market price for CONSOL Energy common stock on December 31, 2016 ($18.23) by the number of shares underlying the PSU and CSU awards.

Retirement, Health, Welfare and Additional Benefits. CONSOL Energy employees are eligible to participate in a variety employee benefit plans and programs, subject to the terms and eligibility requirements of those plans, which include a broad-based defined benefit pension plan and 401(k) savings plan, as well as a supplemental defined contribution retirement plan that provides benefits to executive officers and key employees, including Mr. Brock and Ms. Ritter, in excess of IRS imposed limits under the broad-based pension and savings plan. CONSOL Energy also provides limited executive perquisites, which are described in the footnotes to the Summary Compensation Table for 2016.

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

•
Eligibility: The Pension Plan covers employees of CONSOL Energy and affiliated participating companies that are classified as regular, full-time employees or that complete 1,000 hours of service during a specified twelve-month period. The Pension Plan was amended to reduce future accruals of pension benefits as of December 31, 2014, to provide for a hard freeze of the Pension Plan on December 31, 2014 for employees who were under age 40 or had less than 10 years of service as of September 30, 2014 and that employees hired or rehired on or after October 1, 2014 are not eligible to participate in the Pension Plan. Beginning January 1, 2015, employees who were age 40 or over and had at least 10 years of service as of September 30, 2014 continued in the Pension Plan unchanged. The Pension Plan was further amended to reduce future accruals of pension benefits as of December 31, 2015, to provide for a hard freeze of the Pension Plan on December 31, 2015 for all remaining employees

•
Form of Payment: The portion of accrued pension benefits earned under the Pension Plan as of December 31, 2005 may be, upon the election of the participant, paid in the form of a lump-sum payment except in the case of an incapacity retirement. Pension benefits earned after January 1, 2006 are payable in the form of a single life annuity, 50% joint and survivor annuity, 75% joint and survivor annuity or 100% joint and survivor annuity.

•
Calculation of Benefits: Pension benefits are based on an employee’s years of service and average monthly pay during the employee’s five highest-paid years. Average monthly pay for this purpose excludes compensation in excess of limits imposed by the Code (up to $265,000 for 2016). Prior to January 1, 2006, pension benefits were calculated based on the average monthly pay during the employee’s three highest-paid years and included annual amounts payable under CONSOL Energy’s STIC, again excluding compensation in excess of limits imposed by the Code.

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
Eligibility for benefits under the New Restoration Plan is determined each calendar year (the “Award Period”). Participants whose sum of annual base pay as of December 31 and amounts received under the STIC or other annual incentive program earned for services rendered by the participant during the Award Period exceed the compensation limits imposed by section 401(a)(17) of the Code (up to $265,000 for 2016) are eligible for benefits under the New Restoration Plan for the Award Period. The amount of each eligible participant’s benefit under the plan is equal to 9% times annual base salary as of December 31 including amounts received under the STIC or other annual incentive program earned for services rendered by the participant during the Award Period less 6% times the lesser of annual base salary as of December 31 or the compensation limit imposed by the Code for the Award Period.

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
Severance and Change in Control Programs. CONSOL Energy has entered into change in control severance agreements with each of Mr. Brock, Ms. Ritter and Ms. Wiegand which are described below.
Agreements between Our Executive Officers and CONSOL Energy
Our general partner’s executive officers have not entered into any agreements or arrangements with us or our general partner or with CONSOL Energy specifically in relation to their services with us and our general partner. However, in relation to their employment with CONSOL Energy, each of Mr. Brock and Ms. Ritter previously have entered into a change in control severance agreement with CONSOL Energy and our general partner, which were amended and restated on February 7, 2017. In addition, on February 7, 2017 Ms. Wiegand has entered into a change in control severance agreement with CONSOL Energy and our general partner. These agreement are referred to as the "CIC Agreements".
The CIC Agreements provide severance benefits to Mr. Brock, Ms. Ritter and Ms. Wiegand if they are terminated (i) for any reason, other than cause (as defined below), death or disability, that occurs not more than three months prior to or within two years after a change in control, or is requested by a third party initiating the change in control or (ii) within the two-year period after a change in control, if the executive is constructively terminated (as defined below).
Under the two circumstances described above, each of Mr. Brock, Ms. Ritter and Ms. Wiegand would be entitled to receive:

•	a lump sum cash payment equal to a multiple of base pay plus a multiple of incentive pay (the multiple, in each case, for Mr. Brock is 2.0 and for Ms. Ritter and Ms. Wiegand is 1.5);

•	a pro-rated payment of the executive’s incentive pay for the year in which termination occurs;

•	for a specified period (for Mr. Brock 24 months and for Ms. Ritter and Ms. Wiegand 18 months), the continuation of medical and dental coverage (or monthly reimbursements in lieu of continuation);

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

•
a lump sum cash payment equal to the total amount that the executive would have received under CONSOL Energy’s 401(k) plan as a match if the executive was eligible to participate in the 401(k) plan for a specified period after the executive’s termination date (for Mr. Brock 24 months and for Ms. Ritter and Ms. Wiegand 18 months) and the executive contributed the maximum amount to the 401(k) plan for the match;

•
a lump sum cash payment equal to the difference between the present value of the executive’s accrued pension benefits at the executive’s termination date under CONSOL Energy’s qualified defined benefit pension plan and (if eligible) any plan or plans providing nonqualified retirement benefits and the present value of the accrued pension benefits to which the executive would have been entitled under the pension plans if the executive had continued participation in those plans for a specified period after the executive’s termination date (for Mr. Brock 24 months and for Ms. Ritter and Ms. Wiegand 18 months);

•	a lump sum cash payment of $25,000 in order to cover the cost of outplacement assistance services and other expenses associated with seeking other employment; and

•
any amounts earned, accrued or owing but not yet paid as of the executive’s termination date, payable in a lump sum, and any benefits accrued or earned in accordance with the terms of any applicable benefit plans or programs.

In addition, upon a change in control, all equity awards granted to each of Mr. Brock, Ms. Ritter and Ms. Wiegand will become fully vested and/or exercisable on the date the change in control occurs and all stock options and/or stock appreciation rights will remain exercisable for the period set forth in the applicable award agreement.
The CIC Agreements contain confidentiality, non-competition and non-solicitation obligations pursuant to which each of Mr. Brock, Ms. Ritter and Ms. Wiegand have agreed not to compete with the business for one year, or to solicit employees for two years, following a termination of employment, when such executive is receiving severance benefits under the CIC Agreement.
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
For purposes of the CIC Agreements, a “change in control” generally means:

(a) a transfer of ownership of assets or interests comprising more than seventy-five percent (75%) of the book value of the PA Mining Operations segment on CONSOL Energy’s books as of September 30, 2016 (other than to us or our subsidiaries or to other CONSOL Energy subsidiaries);

(b) CONSOL Energy fails to control, directly or indirectly, our general partner; or

(c) a change in control of CONSOL Energy (if at that time CONSOL Energy does not control our general partner).

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
Compensation of Our Directors

The officers or employees of our general partner or of our sponsor who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of our sponsor, or “non-employee directors,” receive cash and equity-based compensation for their services as directors. We directly pay all compensation earned by our non-employee directors for their services to us. As of December 31, 2016 the non-employee director compensation program consists of the following:

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

The following table sets forth the compensation earned by our directors for the 2016 fiscal year.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (1)	Option Awards	All Other Compensation	Total
Michael Greenwood	$95,000	$60,000	$0	$0	$155,000
James Altmeyer	$65,000	$60,000	$0	$0	$125,000
Jeff Wallace	$77,000	$60,000	$0	$0	$137,000

(1) The values set forth in this column reflect awards of phantom units, and are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding the impact of estimated forfeitures related to service-based vesting conditions). For phantom units, the grant date fair value is computed based upon the closing price of CNX Coal Resources’ common units on the date of grant. The phantom units were granted on January 29, 2016 and vest in one lump sum on the first anniversary of the grant date. As of December 31, 2016, the number of phantom units held by our current non-employee directors was 7,595 for each of Messrs. Altmeyer, Greenwood and Wallace.

Our Long-Term Incentive Plan
Our general partner adopted the CNX Coal Resources LP 2015 Long-Term Incentive Plan (our “LTIP”) under which our general partner may issue long-term equity based awards in our Partnership to directors, officers and employees of our general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services for us. These awards are intended to compensate the recipients thereof based on the performance of our common units and their continued service during the vesting period, as well as to align their long-term interests with those of our unitholders. All determinations with respect to awards to be made under our LTIP will be made by the board of directors of our general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law, which we refer to as the plan administrator. The board of directors of our general partner has been designated as the plan administrator. The following description reflects the terms that are included in the LTIP.

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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth the beneficial ownership of common units and subordinated units of CNX Coal Resources LP that were outstanding at December 31, 2016 and held by:

•	each unitholder known by us to beneficially hold 5% or more of our outstanding units;

•	each director or director nominee of our general partner;

•	each named executive officer of our general partner; and

•	all of the directors, director nominees and named executive officers of our general partner as a group.
In addition, our general partner holds a 1.7% general partner interest and all of our incentive distribution rights to our general partner.
Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the following table have sole voting and sole investment power with respect to all units beneficially owned by them, subject to community property laws where applicable. The percentage of units beneficially owned is based on a total of 11,618,456 common units, 11,611,067 subordinated units, and 3,956,496 Class A Preferred Units outstanding at December 31, 2016.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Preferred Units Beneficially Owned	Percentage of Preferred Units Beneficially Owned	Percentage of Total Common, Subordinated and Preferred Units Beneficially Owned
CONSOL Energy Inc.(2)	1,050,000	9.0%	11,611,067	100.0%	3,956,496	100.0%	61.1%
Greenlight Capital, Inc.	5,488,438	47.2%	—	—	—	—	20.2%
Directors/Director Nominees/Named Executive Officers
Michael L. Greenwood	14,963	*	—	—	—	—	*
David M. Khani	10,000	*	—	—	—	—	*
Nicholas J. DeIuliis	7,500	*	—	—	—	—	*
James A. Brock	6,660	*	—	—	—	—	*
James E. Altmeyer, Sr.	6,463	*	—	—	—	—	*
Stephen W. Johnson	3,800	*	—	—	—	—	*
Jeffrey L. Wallace	4,963	*	—	—	—	—	*
Lorraine L. Ritter	650	*	—	—	—	—	*
Martha A. Wiegand	500	*	—	—	—	—	*
All Directors, Director Nominees and Executive Officers as a group (9 persons)	55,499	*	—	—	—	—	*

*	Less than 1%.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o CNX Coal Resources GP LLC, 1000 CONSOL Energy Drive, Canonsburg, Pennsylvania 15317.
(2)
CONSOL Energy is the sole owner of the membership interests in our general partner. We issued 1,050,000 common units and 11,611,067 subordinated units to CONSOL Energy in connection with the completion of the IPO. We issued 3,956,496 Class A Preferred Units to CONSOL Energy on September 30, 2016 in connection with the PA Acquisition. The Class A Preferred Units are convertible on a one for one basis into common units Class A Units are convertible, at the election of the holder, into common units on a one-for-one basis (i) at any time after September 30, 2017, (ii) with respect to the Partnership’s dissolution or liquidation and (iii) with respect to certain change of control events as described in the Partnership Agreement.

The following table sets forth, as of December 31, 2016, the number of shares of CONSOL Energy common stock beneficially owned by each of the directors and named executive officers of our general partner and all of the directors and named executive officers of our general partner as a group. The percentage of total shares is based on 229,443,008 shares outstanding as of December 31, 2016. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of December 31, 2016 and the shares underlying deferred stock units and the shares underlying restricted stock units that will be settled within 60 days of December 31, 2016. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of CONSOL Energy common stock set forth opposite such person’s name.

Name of Beneficial Owner	Total Common Stock Beneficially Owned	Percent of Total Outstanding
Directors/Director Nominees/Named Executive Officers
James A. Brock	87,902	*
Lorraine L. Ritter	47,044	*
Martha A. Wiegand	8,010	*
Nicholas J. DeIuliis	964,741	*
Stephen W. Johnson	293,209	*
David M. Khani	122,448	*
James E. Altmeyer, Sr.	42,192	*
Michael L. Greenwood	-	-
Jeffrey L. Wallace	-	-
All Directors, Director Nominees and Executive Officers as a group (9 persons)	1,565,546	*

*	Less than 1%.

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information regarding the number of common units that are available for issuance under our existing long-term incentive plan as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	381,934	(1)	$13.05	1,910,677
Equity compensation plans not approved by security holders	—		—	—
Total	381,934		$13.05	1,910,677
(1) Of this total, 381,934 are phantom units.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of January 31, 2017, our sponsor, CONSOL Energy owns 3,956,496 Class A Preferred Units representing limited partnership interests, which convert on a one-for-one basis into common units, 1,050,000 common units and 11,611,067 subordinated units, representing a 60.1% limited partner interest. In addition, our general partner owns a 1.7% general partner interest in us and all of our incentive distribution rights.

General

Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, the board of directors of our general partner will resolve that conflict.

Although not required, we anticipate that our general partner will ask the Conflicts Committee to approve the fairness of significant transactions, such as the consideration of the acquisition of any additional interests in the Pennsylvania Mining Complex. See “Committees of the Board of Directors - Conflicts Committee” in Item 10.

The board of directors of our general partner has not adopted a formal written related-person transaction approval policy. However, in the event of a potential related person transaction other than potential conflicts transactions of the type described in the paragraph above, we expect that the board of directors of our general partner would use the procedure described in “Procedures for Review, Approval and Ratification of Related Person Transactions” below when reviewing, approving, or ratifying the related person transaction. For these purposes, a “related person” is a director, nominee for director, executive officer, or holder of more than 5% of our common units, or any immediate family member of a director, nominee for director or executive officer. This procedure applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which we are a participant and in which a related person has a direct or indirect interest, other than the following:

•	payment of compensation by us to a related person for the related person’s service in the capacity or capacities that give rise to the person’s status as a related person;

•	transactions available to all employees or all unitholders on the same terms;

•
purchases from us in the ordinary course of business at the same price and on the same terms as offered to our other customers, regardless of whether the transactions are required to be reported in our filings with the SEC; and

•	transactions, which when aggregated with the amount of all other transactions between the related person and us, involve less than $120,000 in a fiscal year.

Distributions and Payments to Our General Partner and Its Affiliates in Connection with our Formation and IPO (July 2015)

We completed our IPO in July 2015. The following table summarizes the distributions and payments made by us to our general partner and its affiliates in connection with our formation and the IPO. These distributions and payments were determined by and among affiliated entities and, consequently, were not the result of arm’s-length negotiations.
Formation Stage

The consideration received by our general partner and its affiliates for our formation:

•2% general partner interest; and
•98% limited partner interest.
Offering Stage

On July 7, 2015, in connection with the closing of the IPO and Private Placement, we entered into a Contribution, Conveyance and Assumption Agreement (the “IPO Contribution Agreement”) with CONSOL Energy, our general partner and CNX Operating. At that time, CNX Operating wholly owned CNX Thermal Holdings, which in turn owned (at that time) a 20% undivided interest in and to the Pennsylvania Mining Complex.

Immediately prior to the closing of the IPO, CONSOL Energy contributed to us all of its interest in CNX Operating in exchange for:

•	861,067 Common Units

•	11,611,067 Subordinated Units and

•
the right to receive (i) any remaining Common Units not purchased by the underwriters pursuant to their option at the expiration of the option period, (ii) a cash distribution of approximately $66.0 million from the net proceeds of the IPO, (iii) a cash distribution of approximately $68.0 million from the proceeds of the Private Placement and (iv) a cash distribution of approximately $197.0 million from our net borrowings under our revolving credit facility.

Additionally, our general partner received a continuation of its 2% general partner interest and all of our incentive distribution rights. These transactions, among others, were made in a series of steps outlined in the IPO Contribution Agreement. On July 31, 2015, upon the expiration of the underwriters’ option period described above, we issued to CONSOL Energy an additional 188,933 Common Units that were not purchased by the underwriters.

First Drop Down Transaction (September 2016)

On September 30, 2016, we and CNX Thermal Holdings entered into a Contribution Agreement (the “First Drop Down Contribution Agreement”) with CONSOL Energy, CPCC and Conrhein, under which CNX Thermal Holdings acquired an undivided 6.25% of CPCC’s and Conrhein’s right, title and interest in and to the Pennsylvania Mining Complex (which represented an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex), in exchange for cash consideration in the amount of $21.5 million and our issuance of 3,956,496 Class A Preferred Units representing limited partner interests at an issue price of $17.01 per Class A Preferred Unit or an aggregate $67.3 million in equity consideration (the “First Drop Down”). The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of our common units over the trailing 15-day trading period ending on September 29, 2016 (or $14.79), plus a 15% premium. After completion of the transactions under the First Drop Down Contribution Agreement (and including interests it previously held), CNX Thermal holds an aggregate 25% undivided interest in and to the Pennsylvania Mining Complex.
Partnership Agreement

Concurrently with the completion of the First Drop Down in September 2016, our general partner amended and restated our Partnership Agreement to, among other things, authorize and establish the terms of the Class A Preferred Units. Pursuant to the Partnership Agreement, as amended, the Class A Preferred Units rank senior to our common units with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Class A Preferred Units have no stated maturity and are not subject to any sinking fund and will remain outstanding indefinitely unless converted into common units at the election of either the holder of the Class A Preferred Units or us, in each case after certain requirements have been met.

Distributions and Other Cash Payments to General Partner and its Affiliates

Cash Distributions on Common Units, Subordinated Units and General Partner Interest

We generally make cash distributions of distributable cash to our unitholders pro rata of 98.3% to our limited partners (including to our sponsor as the holder of 1,050,000 common units and 11,611,067 subordinated units), and 1.7% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48% of the distributions above the highest target distribution level.

During 2016, we distributed approximately $20.0 million to CONSOL Energy with respect to common and subordinated units and approximately $1.0 million with respect to the general partner interest (including incentive distribution rights).

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual distribution of approximately $1.0 million on the 1.7% general partner interest, and our sponsor would receive an annual distribution of approximately $26.0 million on its common units and subordinated units.

Distributions on Class A Preferred Units

We issued 3,956,496 Class A Preferred Units representing limited partnership interests to CONSOL Energy on September 30, 2016 in connection with the First Drop Down. Holders of the Class A Preferred Units (which is initially CONSOL Energy) will receive, on a cumulative basis and if and when declared by the General Partner, a quarterly distribution, payable in cash or in additional Class A Preferred Units, subject to certain adjustments, equal to an annual rate of 11% on the Class A Preferred Unit Issue Price (which was $17.01 per unit). If we fail to pay in full any Class A Preferred Unit distribution (a “Class A Preferred Unit Payment Default”), then the amount of such Class A Preferred Unit arrearage will be increased at an annual rate of 11.0%, compounded quarterly, from the first day of the quarter immediately following the quarter in respect of which such Class A Preferred Unit distribution was to be paid until the Class A Preferred Unit cumulative arrearage has been paid in full.

Class A Preferred Units are convertible, at the election of the holder thereof, into common units on a one-for-one basis (i) at any time after September 30, 2017 (the first anniversary of the First Drop Down), (ii) with respect to our dissolution or liquidation pursuant to the Partnership Agreement occurring prior to September 30, 2017, as of the business day immediately prior to the effective date of such dissolution or liquidation and (iii) with respect to a Class A Preferred Unit Change of Control (as defined in the Partnership Agreement), as of the business day immediately prior to the record date or effective date, as applicable, of such Class A Preferred Unit Change of Control.

All, but not less than all, of the outstanding Class A Preferred Units are convertible, at our election, into Common Units on a one-for-one basis, on or after September 30, 2019 (the third anniversary of the closing of the First Drop Down); provided, that (i) no Class A Preferred Unit Payment Default has occurred and is continuing; (ii) the volume-weighted average trading price of the Common Units on the national securities exchange on which the Common Units are then listed, quoted or admitted to trading over the 15-day trading period ending on the trading day immediately prior to the date of the Class A Preferred Unit conversion notice is equal to or greater than 140% of $17.01; and (iii) the average daily trading volume of the Common Units on the national securities exchange on which the Common Units are then listed, quoted or admitted to trading is at least 35,000 Common Units (subject to customary anti-dilution adjustments) with respect to any 20 trading days within the 30-trading day period ending on the trading day immediately prior to the date of the Class A Preferred Unit conversion notice.

Liquidation Stage

Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Reimbursement of expenses to our general partner and its affiliates

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

Pursuant to the employee services agreement, we will reimburse CONSOL Energy monthly for (i) all direct third-party costs and expenses actually incurred by CONSOL Energy in providing operational services, (ii) salary, benefits and other compensation cost of CONSOL Energy’s employees performing the operational services to the extent such employees are performing the operational services; and (iii) an allocated proportionate share of costs and payments for retiree medical and life insurance, workers’ compensation, disability and coal workers’ pneumoconiosis benefits for employees (including former employees whose employment terminated prior to the completion of our IPO in July of 2015) of CPCC. Please read “- Agreements With Affiliates” below.

The total amount of such reimbursed expenses was approximately $8.1 million for the year ended December 31, 2016.
Agreements with Affiliates

We have entered into various agreements with CONSOL Energy and certain of its affiliates, other than us, as described in detail below. These agreements were negotiated in connection with, among other things, our formation, our IPO in July of 2015 and our First Drop Down. While not the result of arm’s-length negotiations, we believe the terms of all of the agreements with CONSOL Energy and its affiliates are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
Operating Agreement

In connection with the July 2015 IPO, CNX Thermal Holdings entered into an operating agreement for the Pennsylvania Mining Complex with CPCC and Conrhein. Under the operating agreement, CNX Thermal Holdings was named as operator and assumed management and control over the day-to-day operations of the Pennsylvania Mining Complex for the life of the mines. As operator, CNX Thermal Holdings is responsible for managing and conducting all operations with respect to the Pennsylvania Mining Complex, including the following operational services:

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

On September 30, 2016, in connection with the First Drop Down, CNX Thermal entered into a first amendment to the Operating Agreement to provide that CNX Thermal, as the operator under the operating agreement, will be responsible for managing and conducting the following additional operational services with respect to the Pennsylvania Mining Complex:

•	health, environmental, safety and security services, including Mine Safety and Health Administration reporting;

•	services related to the acquisition, divestiture, management and administration of the real property interests underlying the Pennsylvania Mining Complex;

•	acquiring, managing and administering all permits necessary for the operation of the Pennsylvania Mining Complex in material compliance with such permits;

•
services necessary to (i) market the production from the Pennsylvania Mining Complex and (ii) negotiate, manage and administer the contracts necessary for the operation of the Pennsylvania Mining Complex;

•	logistics relating to operation of the Pennsylvania Mining Complex; and

•
preparing, or causing to be prepared, such daily reports typically prepared by an operator of a mining complex similar to the Pennsylvania Mining Complex that are prepared in the ordinary course of business and monthly per ton reports and annual reserve reports.

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

Under the operating agreement, CNX Thermal Holdings invoices CPCC and Conrhein on a monthly basis for its pro rata share of the costs associated with the operation of the Pennsylvania mining complex. The total amount of such amounts invoiced was approximately $414.5 million for 2016.
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

Pursuant to the employee services agreement, we reimburse CPCC monthly for (i) all direct third-party costs and expenses actually incurred by CPCC in providing operational services, including royalties required to be paid on the coal mined, certain taxes applicable to the coal and coal workers, per-ton reclamation fees or taxes and penalties imposed by any governmental authority for violation of any law or regulation arising out of CPCC’s performance of the operational services, except to the extent such penalties were as a result of CPCC’s gross negligence or willful misconduct, (ii) salary, benefits and other compensation costs of CPCC’s employees performing the operational services to the extent such employees are performing the operational services; and (iii) market rate rental fees for use of CPCC’s assets in performing the operational services, if any. We paid approximately $45.0 million to CPCC for such reimbursed expenses for the year ended December 31, 2016.
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
Omnibus Agreement
In connection with our July 2015 IPO, we and our general partner entered into an omnibus agreement with CONSOL Energy, CPCC, Conrhein and certain other subsidiaries of CONSOL Energy that address the following matters:

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

•	our right of first offer to acquire CONSOL Energy’s retained 75% undivided interest in the Pennsylvania Mining Complex, as well as two other assets; and

•	certain indemnities, as described in below, from CONSOL Energy and us.

On September 30, 2016, in connection with First Drop Down, we and our general partner entered into a First Amended and Restated Omnibus Agreement with CONSOL Energy, CPCC, Conrhein and certain other subsidiaries of CONSOL Energy.

So long as CONSOL Energy controls our general partner, the omnibus agreement will remain in full force and effect. If CONSOL Energy ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will survive any such termination in accordance with their terms.
Payment of administrative support fee, executive support fee and reimbursement of expenses. We pay CONSOL Energy an administrative support fee for the provision of certain administrative support services for our benefit, including: financial and administrative services (including treasury, accounting and internal audit); information technology; legal serves; human resources; tax matters; payroll services; procurement services; government relations, governmental compliance and public affairs; analytical and engineering services; business development services; risk management services; health, environmental, safety and security services; real property and land management; permitting and bonding services; market services; logistics management; and operational reporting. However, in connection with the First Drop Down, the First Amended Omnibus Agreement also amended our obligations to CONSOL Energy with respect to the payment of the annual administrative support fee and reimbursement for the provision of certain management and operating services provided by CONSOL, in each case to reflect structural changes in how those services are provided to us by CONSOL Energy.
We also pay CONSOL Energy an executive support fee for the provision of certain executive support services for our benefit. The administrative support fee may change each calendar year, as determined by CONSOL Energy in good faith after consultation with our general partner, to accurately reflect the degree and extent of the general and administrative services provided to us and may be adjusted to reflect, among other things, the contribution, acquisition or disposition of assets to or by us or to reflect any change in the cost of providing general and administrative services to us due to changes in any law, rule or regulation applicable to CONSOL Energy and its affiliates or to us, including any interpretation of such laws, rules or regulations. In addition, we will reimburse CONSOL Energy and its affiliates for all reasonable direct and indirect costs and expenses incurred by CONSOL Energy or its affiliates in connection with the provision of certain management, operating and investor relation services (“management services”) to our general partner, us and our subsidiaries, including the compensation and employee benefits of employees of CONSOL Energy or its affiliates (and any employment, payroll or similar taxes related thereto), to the extent, but only to the extent, such employees perform management services for the benefit of our general partner, us or our subsidiaries. This includes CONSOL Energy stock-based compensation expense and net of any re-allocated partnership equity compensation expense, as determined by CONSOL Energy pursuant to its reasonable allocation procedures and methodologies.
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
Right of first offer. Under the omnibus agreement, until the date that CONSOL Energy no longer controls our general partner, if CONSOL Energy decides to sell, transfer or otherwise dispose of all or part of its retained 75% undivided interest in the Pennsylvania Mining Complex, CONSOL Energy will provide us by written notice with the opportunity to make the first offer to acquire such interests and assets. All notices from CONSOL Energy regarding our right of first offer, and our responses to such notices, as well as any negotiations by us with CONSOL Energy are confidential and will not be publicly disclosed. We and CONSOL Energy will then have 60 days to negotiate in good faith to reach an agreement on such transaction. If we and CONSOL Energy are unable to agree on such terms during such 60-day period, then CONSOL Energy may divest of such asset to any third party during a 180-day period following the expiration of such 60-day period on terms generally no less favorable to the third party than those included in the written notice. In addition, until the earlier of the fifth anniversary of our July 2015 IPO, or the date that CONSOL Energy no longer controls our general partner, we have a similar right of first offer with respect to two other assets - the Baltimore Marine Terminal (provides coal transshipments from railcar primarily to ocean going vessels) and the Cardinal States Gathering System (a 110 miles of pipeline natural gas gathering system and associated assets located in Virginia, Kentucky and West Virginia).
Since we hold only a right of first offer, no assurance can be given that we ultimately will purchase from CONSOL Energy additional undivided interests in the Pennsylvania Mining Complex or any of the two other assets subject to the right of first offer. A variety of reasons or circumstances may exist from time to time which result in the holder of a right of first offer, never purchasing the asset covered by the right of first offer. Please read “Risk Factors-Risks Related to Our Business-Our growth strategy primarily depends on us acquiring additional undivided interests in the Pennsylvania Mining Complex from our sponsor.”
Indemnification. CONSOL Energy will indemnify us for certain liabilities, including those relating to:

•	the consummation of the transactions contemplated by the contribution agreement;

•	all tax liabilities attributable to the assets contributed to us in connection with our IPO in July 2015 and to the assets contributed to us in connection with the First Drop Down in September 2016;

•
certain operational and title matters, including the failure to have (i) the ability to operate under any governmental license, permit or approval or (ii) such valid title to the contributed assets, in each case, that is necessary for us to own or operate any contributed assets in substantially the same manner as owned or operated by CONSOL Energy prior to the contribution;

•	except to the extent resulting from our breach of the operating standard in the operating agreement, CONSOL Energy’s ownership of its retained 75% interest in and to the Pennsylvania Mining Complex;

•	certain liabilities retained by CONSOL Energy;

•	CONSOL Energy’s gross negligence or willful misconduct in connection with the provision of general and administrative services or management services under the omnibus agreement; and

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

Under the omnibus agreement, certain indemnification by CONSOL Energy will be limited to liabilities identified prior to the third anniversary of the closing of our IPO completed in July of 2015 or the First Drop Down completed in September 2016. Certain of our and CONSOL Energy’s indemnification obligations will be subject to a deductible of $1.0 million per claim. For purposes of calculating the deductible, a “claim” will include all liabilities that arise from a discrete act or event. There is no limit on the amount for which CONSOL Energy or we will indemnify under the omnibus agreement once the deductible is met.
Contribution Agreement
We entered into a contribution, conveyance and assumption agreement in connection with the July 2015 IPO, with CONSOL Energy, CNX Operating and our general partner under which CONSOL Energy contributed to us all of the limited liability company interests in CNX Operating, which is the sole member of CNX Thermal Holdings. We also entered into the First Drop Down Contribution Agreement in September 2016. As a result of the contributions, CNX Thermal Holdings owns a 25% undivided interest in the assets, liabilities, revenues and expenses comprising the Pennsylvania Mining Complex.
Concurrent Private Placement
Common Unit Purchase Agreement. On June 25, 2015, we entered into a common unit purchase agreement with Greenlight Capital pursuant to which Greenlight Capital agreed to purchase, and we agreed to sell, at least 2,000,000 common units and up to 5,000,000 common units at a price per unit equal to $15.00. We agreed to sell a number of common units to Greenlight Capital in the Concurrent Private Placement, subject to the limitations in the preceding sentence, such that the aggregate number of common units sold in our IPO and the Concurrent Private Placement would equal 10,000,000 common units. If we sold more than 5,000,000 common units in the initial offering (other than as a result of the exercise of the underwriters’ option to purchase additional common units), we agreed to sell a correspondingly fewer amount of common units to Greenlight Capital in the Concurrent Private Placement. Because we ultimately sold 5,000,000 common units to the public in our IPO, Greenlight Capital purchased 5,000,000 common units. In connection with our issuance and sale of common units pursuant to the Concurrent Private Placement, we relied upon the “private placement” exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof and, accordingly, the common units issued to Greenlight Capital were not registered under the Securities Act.
Registration Rights Agreement. We entered into a registration rights agreement with Greenlight Capital relating to the common units issued to Greenlight Capital in the Concurrent Private Placement (the “registrable securities”). Pursuant to the registration rights agreement, we agreed to file up to three shelf registration statements for the resale of the registrable securities as soon as practicable following receipt of written notice from Greenlight Capital and no later than 30 days after such notice; provided, that we will not be required to file a shelf registration statement for 90 days after the closing of our IPO. As of December 31, 2016, we had not received such written notice from Greenlight Capital. In addition, we agreed to use commercially reasonable efforts to cause each shelf registration statement to be declared effective by the SEC as soon as practicable after its filing and no later than 90 days after its filing. The registration rights agreement also provided Greenlight Capital with rights that allow Greenlight Capital to include its registrable securities in certain registered offerings for our own account. The registration rights agreement contained representations, warranties, covenants and indemnities that are customary for private placements by public companies.

Other Related Party Transactions

Please see Note 19 to our audited consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K for a description of certain other transactions with related parties, which descriptions are incorporated by reference herein.

Director Independence

Our disclosures in Item 10. “Directors, Executive Officers and Corporate Governance of Managing General Partner” are incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP served as the Partnership’s independent auditor for the year ended December 31, 2016. The following table presents fees billed for professional audit services rendered by E&Y in connection with its audits of the Partnership's annual financial statements for the year ended December 31, 2016.

The fees billed to the Partnership by Ernst & Young LLP during 2016 were the following:

	2016 (E&Y Fees)	2015 (E&Y Fees)
Audit Fees	$591,372	$562,255
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$591,372	$562,255
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

All audit and permitted non-audit services must be pre-approved by the audit committee. In 2016, 100% of the professional fees reported as audit-related fees were pre-approved pursuant to the above policy.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits	Description	Method of Filing

3.1(a)	Certificate of Limited Partnership of CONSOL Resource Partners LP, dated March 16, 2015	Filed as Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1 (#333-203156) filed on April 1, 2015

3.1(b)	Certificate of Amendment to the Certificate of Limited Partnership of CONSOL Resource Partners LP, dated March 20, 2015	Filed as Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1 (#333-203156) filed on April 1, 2015

3.1(c)	Amended and Restated Certificate of Limited Partnership of CNX Coal Resources LP (Originally Formed as CONSOL Resource Partners LP), dated June 3, 2015	Filed as Exhibit 3.1(c) to the Company’s Amendment to Registration Statement on Form S-1/A (#333-203165) filed on June 10, 2015

3.2(a)	First Amended and Restated Agreement of Limited Partnership of CNX Coal Resources LP, dated July 7, 2015	Filed as Exhibit 3.1 to Form 8-K (#001-37456) filed on July 13, 2015

3.2(b)	Second Amended and Restated Agreement of Limited Partnership of CNX Coal Resources LP, dated September 30, 2016	Filed as Exhibit 3.1 to Form 8-K (#001-37456) filed on October 4, 2016

4.1	Registration Rights Agreement, dated as of July 7, 2015, by and among, CNX Coal Resources LP and the purchaser parties thereto	Filed as Exhibit 4.1 to Form 8-K (#001-37456) filed on July 13, 2015

4.2	Waiver of 20% Voting Limitation Agreement, dated as of July 7, 2015, by and among CNX Coal Resources GP LLC and the purchaser parties thereto	Filed as Exhibit 4.2 to Form 8-K (#001-37456) filed on July 13, 2015

4.3	Common Unit Purchase Agreement, dated June 25, 2015, by and among CNX Coal Resources LP and each of the entities identified on Exhibit A thereto	Filed as Exhibit 10.12 to Amendment to Registration Statement on form S-1/A (#333-203165) filed on June 26, 2015

4.4	Amendment to the Common Unit Purchase Agreement, dated June 30, 2015, by and among CNX Coal Resources LP and each of the entities identified on Exhibit A thereto	Filed as Exhibit 10.2 to Form 8-K (#001-37456) filed on July 6, 2015

4.5	Registration Rights Agreement, dated September 30, 2016, by and among CNX Coal Resources LP, CONSOL Energy Inc. and such other parties that may, from time to time, become party thereto	Filed as Exhibit 4.1 to Form 8-K (#001-37456) filed on October 4, 2016

10.1	Contribution, Conveyance and Assumption Agreement, dated July 7, 2015, by and among CNX Coal Resources LP, CNX Coal Resources GP LLC, CONSOL Energy Inc. and CNX Operating LLC	Filed as Exhibit 10.1 to Form 8-K (#001-37456) filed on July 13, 2015

10.2	Omnibus Agreement, dated July 7, 2015, by and among CNX Coal Resources LP, CNX Coal Resources GP LLC, CONSOL Energy Inc. and the other parties listed on Exhibit A thereto	Filed as Exhibit 10.2 to Form 8-K (#001-37456) filed on July 13, 2015

10.3
First Amended and Restated Omnibus Agreement, dated September 30, 2016, by and among CONSOL Energy Inc., CNX Coal Resources GP LLC, CNX Coal Resources LP and the other parties listed on Exhibit A attached thereto
Filed as Exhibit 10.2 to Form 8-K (#001-37456) filed on October 4, 2016

10.4	Pennsylvania Mine Complex Operating Agreement, dated July 7, 2015, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company and CNX Thermal Holdings LLC	Filed as Exhibit 10.3 to Form 8-K (#001-37456) filed on July 13, 2015

10.5	First Amendment to Pennsylvania Mine Complex Operating Agreement, dated September 30, 2016, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company and CNX Thermal Holdings LLC	Filed as Exhibit 10.3 to Form 8-K (#001-37456) filed on October 4, 2016

10.6	Employee Services Agreement, dated July 7, 2015, by and between CONSOL Pennsylvania Coal Company LLC and CNX Thermal Holdings LLC	Filed as Exhibit 10.4 to Form 8-K (#001-37456) filed on July 13, 2015

10.7	Contract Agency Agreement, dated July 7, 2015, by and between CONSOL Energy Sales Company and CNX Thermal Holdings LLC	Filed as Exhibit 10.5 to Form 8-K (#001-37456) filed on July 13, 2015

10.8	Terminal and Throughput Agreement, dated July 7, 2015, by and between CNX Marine Terminals, Inc. and CNX Thermal Holdings LLC	Filed as Exhibit 10.6 to Form 8-K (#001-37456) filed on July 13, 2015

10.9
Amendment and Restatement of Master Cooperation and Safety Agreement, dated July 7, 2015, by and among CNX Thermal Holdings LLC, CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CNX Gas Company LLC, CONSOL Energy Inc. and the CONSOL Energy Inc. subsidiaries party thereto
Filed as Exhibit 10.7 to Form 8-K (#001-37456) filed on July 13, 2015

10.1	Water Supply and Services Agreement, dated July 7, 2015, by and between CNX Water Assets LLC and CNX Thermal Holdings LLC	Filed as Exhibit 10.8 to Form 8-K (#001-37456) filed on July 13, 2015

10.11*	CNX Coal Resources LP 2015 Long-Term Incentive Plan	Filed as Exhibit 10.9 to Form 8-K (#001-37456) filed on July 13, 2015

10.12	Form of Restricted Phantom Award Agreement under CNX Coal Resources LP 2015 Long-Term Incentive Plan	Filed as Exhibit 10.10 to Amendment to Registration Statement on Form S-1/A (#333-205639) filed on May 8, 2015

10.13
Credit Agreement, dated July 7, 2015, by and among CNX Coal Resources LP, as Borrower, certain subsidiaries of the Borrower as Guarantors, PNC Bank, N.A., as Administrative Agent, and other lender parties thereto
Filed as Exhibit 10.10 to Form 8-K (#001-37456) filed on July 13, 2015

10.14	Amended and Restated Change in Control Agreement dated August 24, 2015 between CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.11 to Form 10-Q (#001-37456) filed on November 3, 2015

10.15	Contribution Agreement, dated September 30, 2016, by and among CONSOL Energy Inc., CONSOL Pennsylvania Coal Company LLC, Conrehin Coal Company, CNX Coal Resources LP and CNX Thermal Holdings LLC	Filed as Exhibit 10.1 to Fork 8-K (#001-37456) on October 4, 2016

10.16	Amended and Restated Change in Control Severance Agreement dated February 6, 2017 between CNX Coal Resources GP LLC, CONSOL Pennsylvania Coal Company LLC, CONSOL Energy Inc. and James A. Brock	Filed herewith

10.17	Amended and Restated Change in Control Severance Agreement dated February 6, 2017 between CNX Coal Resources GP LLC, CONSOL Pennsylvania Coal Company LLC, CONSOL Energy Inc.and Lorraine Ritter	Filed herewith

10.18	Change in Control Severance Agreement dated February 6, 2017 between CNX Coal Resources GP LLC, CONSOL Pennsylvania Coal Company LLC, CONSOL Energy Inc. and Martha Wiegand	Filed herewith

21.1	Subsidiaries of CNX Coal Resources LP	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-K for the annual period ended December 31, 2016, furnished in XBRL).	Filed herewith

*	Compensatory plan or arrangement

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

Dated: February 8, 2017

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
Lorraine L. Ritter
Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 8, 2017.

By:	/s/ JAMES A. BROCK
James A. Brock
Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ LORRAINE L. RITTER
Lorraine L. Ritter
Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Chairman of the Board

By:	/s/ JAMES E. ALTMEYER, SR.
James E. Altmeyer, Sr.
Director

By:	/s/ MICHAEL L. GREENWOOD
Michael L. Greenwood
Director

By:	/s/ STEPHEN W. JOHNSON
Stephen W. Johnson
Director

By:	/s/ DAVID M. KHANI
David M. Khani
Director

By:	/s/ JEFFREY L. WALLACE
Jeffrey L. Wallace
Director