Form 10-Q
period 2017-03-31
CNX Coal Resources LP
filed 2017-05-02
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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
Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒ (Do not check if a smaller reporting company)
   Smaller Reporting Company  ☐ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
CNX Coal Resources LP had 11,718,635 common units, 11,611,067 subordinated units, 3,956,496 Class A Preferred Units and a 1.7% general partner interest outstanding at April 30, 2017.

Significant Relationships and Other Terms Referenced in this Quarterly Report

•
“Class A Preferred Units” means the convertible preferred units representing limited partner interests in CNX Coal Resources LP. The Partnership issued 3,956,496 Class A Preferred Units to CONSOL Energy on September 30, 2016. Key terms of the Class A Preferred Units include the following:

▪
Distributions: Distributions on each outstanding Class A Preferred Unit will be cumulative, and will accumulate at 11% per annum (the “Class A Preferred Unit Distribution Rate”) for each calendar quarter beginning with the quarter ending December 31, 2016 until such time as the Partnership pays the full cumulative Class A Preferred Unit distribution in respect of such Class A Preferred Unit with respect to such calendar quarter or such Class A Preferred Unit is converted in accordance with the Partnership Agreement (as defined herein), whether or not such Class A Preferred distributions have been declared. Subject to certain exceptions, a holder of Class A Preferred Units (currently, CONSOL Energy) will be entitled to receive Class A Preferred distributions out of any assets of the Partnership legally available for the payment of distributions at the Class A Preferred Unit Distribution Rate when, as, and if declared by the Board of Directors of our general partner to be paid by the Partnership in accordance with the Partnership Agreement, will be paid quarterly, in arrears, at the election of the Partnership either in additional Class A Preferred Units or in cash;

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

▪	Restrictions on Transfer: Prior to September 30, 2017, other than transfers to affiliates, CONSOL Energy may not transfer any Class A Preferred Units without the approval of the Partnership;

•	“CNX Coal Finance” refers to CNX Coal Finance Corporation, a Delaware corporation and a direct, wholly-owned subsidiary of the Partnership;

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

•
the “Pennsylvania Mining Complex” refers to the coal mines, coal reserves and related assets and operations, located primarily in southwestern Pennsylvania, owned 80% by CONSOL Energy and 20% by CNX Thermal Holdings, prior to the PA Mining Acquisition; and subsequent to the PA Mining Acquisition, owned 75% by CONSOL Energy, and its subsidiaries and 25% by CNX Thermal Holdings; and

•
the “preferred units” refer to any limited partnership interests, other than the common units and subordinated units, issued in accordance with the Partnership Agreement that, as determined by our general partner, have special voting rights to which our common units are not entitled. As of the date of this Quarterly Report on Form 10-Q, the only outstanding preferred units are the Class A Preferred Units.

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Coal Revenue	$79,112	$56,541
Freight Revenue	3,070	3,269
Other Income	1,098	(12)
Total Revenue and Other Income	83,280	59,798

Operating and Other Costs [1]	49,883	38,490
Depreciation, Depletion and Amortization	10,521	10,317
Freight Expense	3,070	3,269
Selling, General and Administrative Expenses [2]	3,283	1,928
Interest Expense	2,457	1,978
Total Costs	69,214	55,982
Net Income	$14,066	$3,816
Less: Net Income Attributable to CONSOL Energy Pre-PA Mining Acquisition	—	1,317
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources	$14,066	$2,499
Less: General Partner Interest in Net Income	243	51
Less: Net Income Allocable to Class A Preferred Units	1,851	—
Net Income Allocable to Limited Partner Units - Basic	11,972	2,448
Add: Net Income Allocable to Class A Preferred Units	1,851	—
Net Income Allocable to Limited Partner Units - Diluted	$13,823	$2,448

Net Income per Limited Partner Unit - Basic	$0.51	$0.11
Net Income per Limited Partner Unit - Diluted	$0.50	$0.11

Limited Partner Units Outstanding - Basic	23,292,099	23,222,134
Limited Partner Units Outstanding - Diluted	27,379,800	23,223,540

Cash Distributions Declared per Unit [3]
Common Unit	$0.5125	$0.5125
Subordinated Unit	$0.5125	$0.5125

1 Related Party of $872 and $1,266 for the three months ended March 31, 2017 and March 31, 2016, respectively.
2 Related Party of $717 and $1,116 for the three months ended March 31, 2017 and March 31, 2016, respectively.
3 Represents the cash distributions declared related to the period presented. See Note 14 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$14,066	$3,816

Recognized Net Actuarial Gain	(39)	(25)
Other Comprehensive Loss	(39)	(25)

Comprehensive Income	$14,027	$3,791

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$6,534	$9,785
Trade Receivables	25,028	23,418
Other Receivables	1,267	515
Inventories	12,716	11,491
Prepaid Expenses	3,517	3,512
Total Current Assets	49,062	48,721
Property, Plant and Equipment:
Property, Plant and Equipment	879,689	876,690
Less—Accumulated Depreciation, Depletion and Amortization	452,527	442,178
Total Property, Plant and Equipment—Net	427,162	434,512
Other Assets:
Other	19,341	21,063
Total Other Assets	19,341	21,063
TOTAL ASSETS	$495,565	$504,296

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts Payable	$15,221	$18,797
Accounts Payable—Related Party	1,764	1,666
Other Accrued Liabilities	42,461	44,318
Total Current Liabilities	59,446	64,781
Long-Term Debt:
Revolver, Net of Debt Issuance and Financing Fees	194,068	197,843
Capital Lease Obligations	130	146
Total Long-Term Debt	194,198	197,989
Other Liabilities:
Pneumoconiosis Benefits	2,336	2,057
Workers’ Compensation	3,036	3,090
Asset Retirement Obligations	9,490	9,346
Other	453	463
Total Other Liabilities	15,315	14,956
TOTAL LIABILITIES	268,959	277,726
Partners' Capital:
Class A Preferred Units (3,956,496 Units Outstanding at March 31, 2017 and December 31, 2016)	69,151	69,151
Common Units (11,718,635 Units Outstanding at March 31, 2017; 11,618,456 Units Outstanding at December 31, 2016)	141,035	140,967
Subordinated Units (11,611,067 Units Outstanding at March 31, 2017 and December 31, 2016)	(7,624)	(7,631)
General Partner Interest	12,274	12,274
Accumulated Other Comprehensive Income	11,770	11,809
Total Partners' Capital	226,606	226,570
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$495,565	$504,296

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(Dollars in thousands)
(unaudited)

		Limited Partners
	Class A Preferred Units	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2016	$69,151	$140,967	$(7,631)	$12,274	$11,809	$226,570
Net Income	1,851	6,014	5,958	243	—	14,066
Unitholder Distributions	(1,851)	(6,005)	(5,951)	(243)	—	(14,050)
Unit Based Compensation	—	866	—	—	—	866
Tax Cost from Unit Based Compensation	—	(807)	—	—	—	(807)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	—	(39)	(39)
Balance at March 31, 2017	$69,151	$141,035	$(7,624)	$12,274	$11,770	$226,606

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$14,066	$3,816
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	10,521	10,317
Loss on Sale of Assets	3	13
Unit Based Compensation	866	308
Other Adjustments to Net Income	224	220
Changes in Operating Assets:
Accounts and Notes Receivable	(2,362)	(4,527)
Inventories	(1,225)	(1,388)
Prepaid Expenses	(5)	563
Changes in Other Assets	268	(2,428)
Changes in Operating Liabilities:
Accounts Payable	(3,069)	(954)
Accounts Payable—Related Party	98	(2,670)
Other Operating Liabilities	(1,860)	60
Changes in Other Liabilities	137	181
Net Cash Provided by Operating Activities	17,662	3,511
Cash Flows from Investing Activities:
Capital Expenditures	(2,030)	(3,225)
Proceeds from Sales of Assets	—	20
Net Cash Used in Investing Activities	(2,030)	(3,205)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(26)	(12)
Net (Payments on) Proceeds from Revolver	(4,000)	15,000
Payments for Unitholder Distributions	(14,050)	(12,144)
Tax Cost from Unit-Based Compensation	(807)	—
Net Change in Parent Advances	—	(550)
Net Cash (Used in) Provided by Financing Activities	(18,883)	2,294
Net (Decrease) Increase in Cash	(3,251)	2,600
Cash at Beginning of Period	9,785	6,534
Cash at End of Period	$6,534	$9,134

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

For the three months ended March 31, 2017 and 2016, the unaudited consolidated financial statements include the accounts of CNX Operating and CNX Thermal Holdings, wholly-owned and controlled subsidiaries.

Recent Accounting Pronouncements:

In March 2017, the FASB issued Update 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The Update requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the Update requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendments are effective for public business entities for interim and annual periods beginning after December 15, 2017. Management is currently evaluating the impact this guidance may have on the Partnership's financial statements.

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
The following table illustrates the Partnership's calculation of net income per unit for common and subordinated partner units (in thousands, except for per unit information):

	Three Months Ended March 31,
	2017	2016
Net Income	$14,066	$3,816
Less: Net Income Attributable to CONSOL Energy, Pre-PA Mining Acquisition	—	1,317
Less: General Partner Interest in Net Income	243	51
Less: Net Income Allocable to Class A Preferred Units	1,851	—
Net Income Allocable to Limited Partner Units - Basic	$11,972	$2,448

Net Income Allocable to Common Units - Basic	$6,014	$1,224
Add: Net Income Allocable to Class A Preferred Units	1,851	—
Net Income Allocable to Common Units - Diluted	$7,865	$1,224

Net Income Allocable to Subordinated Units - Basic & Diluted	$5,958	$1,224

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	11,681,032	11,611,067
Subordinated Units	11,611,067	11,611,067
Total	23,292,099	23,222,134

Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	15,768,733	11,612,473
Subordinated Units	11,611,067	11,611,067
Total	27,379,800	23,223,540

Net Income Per Limited Partner Unit - Basic
Common Units	$0.51	$0.11
Subordinated Units	$0.51	$0.11
Net Income Per Limited Partner Unit - Basic	$0.51	$0.11

Net Income Per Limited Partner Unit - Diluted
Common Units	$0.50	$0.11
Subordinated Units	$0.51	$0.11
Net Income Per Limited Partner Unit - Diluted	$0.50	$0.11

There were 369,210 and 359,149 phantom units excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive for the three months ended March 31, 2017 and 2016, respectively.

NOTE 3—ACQUISITION:

On September 30, 2016, the Partnership and its wholly owned subsidiary, CNX Thermal Holdings, entered into a Contribution Agreement with CONSOL Energy, CPCC and Conrhein and together with CPCC, under which CNX Thermal Holdings acquired an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex), in exchange for (i) cash consideration in the amount of $21,500 and (ii) the Partnership’s issuance of 3,956,496 Class A Preferred Units representing limited partner interests in the Partnership at an issue price of $17.01 per Class A Preferred Unit (the “Class A Preferred Unit Issue Price”), or an aggregate $67,300 in equity consideration. The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of the Partnership’s common units over the trailing 15-day trading period ending on September 29, 2016 (or $14.79), plus a 15% premium. The PA Mining Acquisition was consummated on September 30, 2016. Our general partner elected not to contribute capital to retain their 2% interest. As of March 31, 2017, our general partner's ownership interest was 1.7%. Following the PA Mining Acquisition and including interests it held previously, CNX Thermal holds an aggregate 25% undivided interest in and to the Pennsylvania Mining Complex.

The PA Mining Acquisition was a transaction between entities under common control; therefore, the Partnership recorded the assets and liabilities of the acquired 5% undivided interest in the Pennsylvania Mining Complex at their carrying amounts to CONSOL Energy on the date of the transaction. The difference between CONSOL Energy's net carrying amount and the total consideration paid to CONSOL Energy was recorded as a capital transaction with CONSOL Energy, which resulted in a reduction in partners’ capital. The $67,300 in equity consideration was a non-cash transaction that impacted the investing and financing activities of the Partnership by $6,524 of excess consideration paid over the net carrying amount and $60,776 of carrying amount paid from equity consideration in the three and nine months ended September 30, 2016.

NOTE 4—INVENTORIES:

	March 31, 2017	December 31, 2016
Coal	$3,156	$1,950
Supplies	9,560	9,541
Total Inventories	$12,716	$11,491

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

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2017	December 31, 2016
Coal and other plant and equipment	$579,577	$576,917
Coal properties and surface lands	121,383	121,241
Airshafts	93,164	92,938
Mine development	81,538	81,538
Coal advance mining royalties	4,027	4,056
Total property, plant and equipment	879,689	876,690
Less: Accumulated depreciation, depletion and amortization	452,527	442,178
Total Net Property, Plant and Equipment	$427,162	$434,512

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

As of March 31, 2017 and December 31, 2016, property, plant and equipment includes gross assets under capital lease of $662 and $631, respectively. Accumulated amortization for capital leases was $436 and $398 at March 31, 2017 and December 31, 2016, respectively. Amortization expense for assets under capital leases approximated $24 and $16 for the three months ended March 31, 2017 and 2016, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.

NOTE 6—OTHER ACCRUED LIABILITIES:

	March 31, 2017	December 31, 2016
Subsidence liability	$27,273	$26,887
Accrued payroll and benefits	3,753	4,052
Equipment lease rental	2,495	2,442
Litigation	2,257	2,507
Accrued other taxes	1,665	2,504
Other	2,770	3,683
Current portion of long-term liabilities:
Workers' compensation	1,391	1,380
Asset retirement obligations	591	591
Long-term disability	114	128
Capital leases	91	88
Pneumoconiosis benefits	61	56
Total Other Accrued Liabilities	$42,461	$44,318
NOTE 7—REVOLVING CREDIT FACILITY:

	March 31, 2017	December 31, 2016
Revolver, carrying amount	$197,000	$201,000
Less: Debt issuance and financing fees	2,932	3,157
Revolver, net	$194,068	$197,843

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

As of March 31, 2017, the revolving credit facility had $197,000 of borrowings outstanding, leaving $203,000 of unused capacity. At December 31, 2016, the revolving credit facility had $201,000 of borrowings outstanding, leaving $199,000 unused capacity. Interest on outstanding borrowings under the revolving credit facility as of March 31, 2017 was accrued at 4.14% based on a weighted average LIBOR rate of 0.90%, plus a weighted average margin of 3.24%. Interest on outstanding borrowings under the revolving credit facility at December 31, 2016 was accrued at 3.99% based on a weighted average LIBOR rate of 0.74%, plus a weighted average margin of 3.25%.

Our revolving credit facility matures on July 7, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain affirmative and negative covenants. The revolving credit facility requires that the Partnership maintain a minimum interest coverage ratio of at least 3.00 to 1.00, which is calculated as the ratio of trailing 12 months Adjusted EBITDA, as defined in the credit agreement, to cash interest expense of the Partnership, measured quarterly. The Partnership must also maintain a maximum total leverage ratio not greater than 3.50 to 1.00 (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition), which is calculated as the ratio of total consolidated indebtedness to trailing 12 months Adjusted EBITDA, as defined in the credit agreement, measured quarterly. At March 31, 2017, the interest coverage ratio was 10.32 to 1.00 and the total leverage ratio was 2.15 to 1.00.
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

	CWP		Workers' Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$283	$191	$320	$325
Interest cost	18	18	33	33
Amortization of actuarial gain	(34)	(22)	(8)	(5)
State administrative fees and insurance bond premiums	—	—	57	34
Net periodic benefit cost	$267	$187	$402	$387

The Partnership does not expect to contribute to CONSOL Energy's CWP plan in 2017 as it intends to pay benefit claims as they become due. For the three months ended March 31, 2017, $16 of CWP benefit claims have been paid.

The Partnership does not expect to contribute to CONSOL Energy's Workers’ Compensation plan in 2017 as it intends to pay benefit claims as they become due. For the three months ended March 31, 2017, $458 of Workers’ Compensation benefits, state administrative fees and surety bond premiums have been paid.
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$197,000	$197,000	$201,000	$201,000
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

At March 31, 2017, the Partnership is contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $71,851. The instruments are comprised of $720 employee-related and other letters of credit expiring in the next year, $61,952 of environmental surety bonds expiring within the next three years, and $9,179 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.
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

Charges for services from CONSOL Energy include the following:

	Three Months Ended March 31,
	2017	2016
Operating and Other Costs	$872	$1,266
Selling, General and Administrative Expenses	717	1,116
Total Service from CONSOL Energy	$1,589	$2,382

At March 31, 2017 and December 31, 2016, the Partnership had a net payable to CONSOL Energy in the amount of $1,764 and $1,666, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.
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

The Partnership's general partner has granted equity-based phantom units that vest over a period of continued service with the Partnership. The phantom units will be paid in common units upon vesting or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon change in control of the Partnership.  Compensation expense is recognized on a straight-line basis over a requisite service period, which is generally the vesting term. The Partnership recognized $866 and $308 of compensation expense for the three months ended March 31, 2017 and March 31, 2016, respectively, which is included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. As of March 31, 2017, there is $8,162 of unearned compensation that will vest over a weighted average period of 2.52 years. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2016	381,934	$7.90
Granted	383,478	$18.94
Vested	(142,421)	$7.96
Forfeited	(10,389)	$12.13
Nonvested at March 31, 2017	612,602	$10.18

NOTE 13—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND FINANCE SUBSIDIARY OF POSSIBLE FUTURE PUBLIC DEBT:

The Partnership filed a Registration Statement on Form S-3 (333-215962) on March 10, 2017, which was declared effective by the SEC on March 14, 2017, with the SEC to register the offer and sale of various securities including debt securities. The registration statement registers guarantees of debt securities by CNX Operating and CNX Thermal Holdings ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% owned by the Partnership and any guarantees by the Subsidiary Guarantors will be full and unconditional and joint and several. In addition, the registration statement also includes CNX Coal Finance, which was formed for the sole purpose of co-issuing future debt securities with the Partnership. CNX Coal Finance is wholly owned by the Partnership, has no assets or any liabilities and its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto. The Partnership does not have any other subsidiaries other than the Subsidiary Guarantors and CNX Coal Finance. In addition, the Partnership has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Partnership by dividend or loan other than under the Credit Agreement described in these notes. In the event that more than one of the Subsidiary Guarantors guarantee public debt securities of the Partnership in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the Subsidiary Guarantors. None of the assets of the Partnership, the Subsidiary Guarantors or CNX Coal Finance represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

NOTE 14—SUBSEQUENT EVENTS:

On April 26, 2017, the Board of Directors of our general partner declared a cash distribution to the Partnership's unitholders for the first quarter of 2017 of $0.5125 per common and subordinated units and $0.4678 per Class A Preferred Unit. The cash distribution will be paid on May 15, 2017 to the unitholders of record at the close of business on May 8, 2017.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, the following discussion of the financial condition and results of operations of our Partnership reflect a 25% undivided interest in the assets, liabilities and results of operations of the Pennsylvania Mining Complex. As used in the following discussion of the financial condition and results of operations of our Partnership, the terms “we,” “our,” “us,” or like terms refer to the Partnership with respect to its 25% undivided interest in the Pennsylvania Mining Complex’s combined assets, liabilities revenues and costs. All amounts except per unit or per ton are displayed in thousands.
Overview

We are a growth-oriented master limited partnership formed by CONSOL Energy in 2015 to manage and further develop all of its thermal coal operations in Pennsylvania. Our primary strategy for growing our business and increasing distributions to our unitholders is to make acquisitions that increase our distributable cash flow. The primary component of our growth strategy is based upon our expectation of future divestitures by our sponsor to us of portions of its retained 75% undivided interest in the Pennsylvania Mining Complex. We have a right of first offer pursuant to our omnibus agreement to purchase the undivided interest in the Pennsylvania Mining Complex retained by our sponsor. Per its 10-K filed on February 8, 2017, our sponsor CONSOL Energy is currently pursuing several different approaches for achieving the separation of its coal and E&P businesses, including the possible sale of the coal business to a third party or the spin-off of the coal business to CONSOL’s shareholders, as well as evaluating potential dropdowns of additional undivided interests in the Pennsylvania Mining Complex. At March 31, 2017, our assets include a 25% undivided interest in, and operational control over, CONSOL Energy's Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu bituminous thermal coal that is sold primarily to electric utilities in the eastern United States, our core market. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, the industry experience of our management team and our relationship with CONSOL Energy position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

On September 30, 2016, the Partnership and its wholly owned subsidiary, CNX Thermal Holdings, entered into a Contribution Agreement (the “Contribution Agreement”) with CONSOL Energy, CPCC and Conrhein and together with CPCC, (the “Contributing Parties”), under which CNX Thermal Holdings completed the PA Mining Acquisition to acquire an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex). The PA Mining Acquisition was a transaction between entities under common control; therefore, the Partnership recorded the assets and liabilities of the acquired 5% of Pennsylvania Mining Complex at their carrying amounts on CONSOL Energy's financial statements at the date of the transaction. The difference between CONSOL Energy’s net carrying amount and the total consideration paid to CONSOL Energy was recorded as a capital transaction with CONSOL Energy, which resulted in a reduction in partners’ capital. The Partnership recast its historical consolidated financial statements to retrospectively reflect ownership of the additional 5% (a total 25%) interest in Pennsylvania Mining Complex as if the business was owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Partnership had owned it during the periods reported.

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

Cost of coal sold, average cash margin per ton, adjusted EBITDA and distributable cash flow normalize the volatility contained within comparable GAAP measures, by adjusting certain non-operating or non-cash transactions. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold on a cost per ton basis. Our cost of coal sold per ton represents our costs of coal sold divided by the tons of coal we sell. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration, and depreciation, depletion and amortization costs. Our costs exclude any indirect costs such as general and administrative costs and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold is total costs.

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

	Three Months Ended March 31,
	2017	2016
Total Costs	$69,214	$55,982
Freight Expense	(3,070)	(3,269)
Selling, General and Administrative Expenses	(3,283)	(1,928)
Interest Expense	(2,457)	(1,978)
Other Costs (Non-Production)	(1,493)	(3,632)
Depreciation, Depletion and Amortization (Non-Production)	(550)	(1,558)
Cost of Coal Sold	$58,361	$43,617

The following table presents a reconciliation of average cash margin per ton for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended March 31,
	2017	2016
Total Coal Revenue	$79,112	$56,541
Operating and Other Costs	49,883	38,490
Depreciation, Depletion and Amortization	10,521	10,317
Less: Other Costs (Non-Production)	(1,493)	(3,632)
Less: Depreciation, Depletion and Amortization (Non-Production)	(550)	(1,558)
Total Cost of Coal Sold	$58,361	$43,617
Total Tons Sold	1,690	1,315
Average Sales Price Per Ton Sold	$46.80	$42.99
Average Cost Per Ton Sold	34.52	33.16
Average Margin Per Ton Sold	12.28	9.83
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	5.77	6.45
Average Cash Margin Per Ton Sold	$18.05	$16.28

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

	Three Months Ended March 31,
	2017	2016
Net Income	$14,066	$3,816
Plus:
Interest Expense	2,457	1,978
Depreciation, Depletion and Amortization	10,521	10,317
Unit Based Compensation	866	308
Adjusted EBITDA	$27,910	$16,419
Less:
Cash Interest	2,161	1,967
PA Mining Acquisition Adjusted EBITDA[1]	—	3,365
Distributions to Preferred Units	1,851	—
Estimated Maintenance Capital Expenditures	8,989	6,700
Distributable Cash Flow	$14,909	$4,387

Net Cash Provided by Operating Activities	$17,662	$3,511
Less:
Interest Expense	2,457	1,978
Other, Including Working Capital	(12,705)	(14,886)
Adjusted EBITDA	$27,910	$16,419
Less:
Cash Interest	2,161	1,967
PA Mining Acquisition Adjusted EBITDA[1]	—	3,365
Distributions to Preferred Units	1,851	—
Estimated Maintenance Capital Expenditures	8,989	6,700
Distributable Cash Flow	$14,909	$4,387

1PA Mining Acquisition Adjusted EBITDA relates to the amount of Adjusted EBITDA acquired with the PA Mining Acquisition recasted for all periods presented.

Results of Operations

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Total net income was $14,066 for the three months ended March 31, 2017 compared to $3,816 for the three months ended March 31, 2016. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	March 31,
	2017	2016	Variance
	(in thousands)
Revenue:
Coal Revenue	$79,112	$56,541	$22,571
Freight Revenue	3,070	3,269	(199)
Other Income	1,098	(12)	1,110
Total Revenue and Other Income	83,280	59,798	23,482
Cost of Coal Sold:
Operating Costs	48,390	34,858	13,532
Depreciation, Depletion and Amortization	9,971	8,759	1,212
Total Cost of Coal Sold	58,361	43,617	14,744
Other Costs:
Other Costs	1,493	3,632	(2,139)
Depreciation, Depletion and Amortization	550	1,558	(1,008)
Total Other Costs	2,043	5,190	(3,147)
Freight Expense	3,070	3,269	(199)
Selling, General and Administrative Expenses	3,283	1,928	1,355
Interest Expense	2,457	1,978	479
Total Costs	69,214	55,982	13,232
Net Income	$14,066	$3,816	$10,250
Adjusted EBITDA	$27,910	$16,419	$11,491
Distributable Cash Flow	$14,909	$4,387	$10,522

Coal Production Rates

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Three Months Ended March 31,
Mine	2017	2016	Variance
Bailey	774	701	73
Enlow Fork	675	629	46
Harvey	278	28	250
Total	1,727	1,358	369

Coal production was 1,727 tons for the three months ended March 31, 2017 compared to 1,358 tons for the three months ended March 31, 2016. The Partnership's coal production increased 369 tons to satisfy market demand.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended March 31, 2017 and 2016 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended March 31,
	2017	2016	Variance
Total Tons Sold (in thousands)	1,690	1,315	375
Average Sales Price Per Ton Sold	$46.80	$42.99	$3.81

Operating Costs Per Ton Sold (Cash Cost)	$28.75	$26.71	$2.04
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	5.77	6.45	(0.68)
Total Costs Per Ton Sold	$34.52	$33.16	$1.36
Average Margin Per Ton Sold	$12.28	$9.83	$2.45
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	5.77	6.45	(0.68)
Average Cash Margin Per Ton Sold (1)	$18.05	$16.28	$1.77
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $79,112 for the three months ended March 31, 2017 compared to $56,541 for the three months ended March 31, 2016. The $22,571 increase was attributable to a 375 ton increase in tons sold and a $3.81 per ton higher average sales price. The increase in tons sold was primarily due to increased demand from our domestic power plant customers, in part due to higher natural gas prices and more normal power plant coal inventory levels vs. the year-ago period. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets that we serve. The API 2 index (the benchmark price reference for coal imported into northwest Europe) was up more than 70% in the first quarter of 2017 compared to the first quarter of 2016, and the global coking coal benchmark was up approximately 250% in the period-to-period comparison.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue decreased $199 in the period-to-period comparison due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income increased $1,110 in the period-to-period comparison primarily due to sales of externally purchased coal in 2017 for blending purposes only.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $58,361 for the three months ended March 31, 2017, or $14,744 higher than the $43,617 for the three months ended March 31, 2016. Total costs per ton sold were $34.52 per ton for the three months ended March 31, 2017 compared to $33.16 per ton for the three months ended March 31, 2016. The increase in the cost of coal sold was driven by costs due to idling of one longwall in the prior year period, as well as an increase in continuous miner footage and equipment maintenance in the current year. Productivity for the three months, as measured by tons per employee-hour, also improved by 7% compared to the year-ago period.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs decreased $3,147 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease is primarily attributable to $3,670 of costs in the prior year related to temporarily idling one of the longwalls at the Pennsylvania Mining Complex to optimize the production schedule and $308 related to severance due to right sizing the operations in the prior year period, offset partially by a current year increase of $850 in costs related to externally purchased coal in 2017 for blending purposes only.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses increased $1,355 period-to-period, due to an increase in short term incentive compensation paid to employees based on the results of operations archived at our mines. In the prior year, the short term incentive compensation plan was suspended in relation to the poor market conditions that existed.

Interest Expense

Interest expense, which primarily relates to obligations under our revolving credit facility, increased $479 in the period-to-period comparison primarily due to rising interest rates.

Adjusted EBITDA

Adjusted EBITDA was $27,910 for the three months ended March 31, 2017 compared to $16,419 for the three months ended March 31, 2016. The $11,491 increase was primarily a result of $3.81 per ton increase in the average sales price per ton, offset in part, by a $2.04 increase in the cash cost of coal sales per ton which resulted in a net $2,991 increase in Adjusted EBITDA. An increase of 375 tons of additional sales also resulted in an increase in Adjusted EBITDA of $6,105. The remaining variance is due to prior year period cash costs of $2,655 related to idling one of the longwalls at the Pennsylvania Mining Complex, which no such costs were incurred in the current year period, and various other transactions throughout both periods, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $14,909 for the three months ended March 31, 2017 compared to $4,387 for the three months ended March 31, 2016. The $10,522 increase was attributed to a $11,491 increase in Adjusted EBITDA as discussed above and a $3,365 decrease in the Pre-Acquisition Adjusted EBITDA and was offset, in part, by a $1,851 increase in distributions to holders of the Class A Preferred Units. The remaining variance is due to various transactions, none of which are individually material.

Capital Resources and Liquidity

Liquidity and Financing Arrangements

Historically, our principal sources of liquidity have been cash from operations and, prior to our IPO, funding from CONSOL Energy. We do not currently have any commitment from CONSOL Energy, our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and our long-term capital expenditure requirements and to make quarterly cash distributions as declared by the board of directors of our general partner. The partnership filed a universal shelf registration on Form S-3 (333-215962) on March 10, 2017, which was declared effective by the SEC on March 14, 2017, with the SEC for an aggregate amount of $750,000 to provide the Partnership with additional flexibility to access capital markets quickly.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures, if any.

On April 26, 2017 the Board of Directors of our general partner declared a cash distribution to the Partnership's unitholders for the first quarter of 2017 of $0.5125 per common and subordinated unit and $0.4678 per Class A Preferred Unit. The cash distribution will be paid on May 15, 2017 to the unitholders of record at the close of business on May 8, 2017.

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

As of March 31, 2017, the revolving credit facility had $197,000 of borrowings outstanding, leaving $203,000 of unused capacity. Interest on outstanding borrowings under the revolving credit facility at March 31, 2017 was accrued at 4.14% based on a weighted average LIBOR rate of 0.90%, plus a weighted average margin of 3.24%.

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

Negative covenants include, among others, restrictions on our and our guarantor subsidiaries’ ability to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) make or pay any dividends or distributions; provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iv) merge with or into another person, liquidate or dissolve, acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (v) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (vi) sell, transfer, convey, assign or dispose of our assets or properties other than in the ordinary course of business and other select instances; (vii) deal with any affiliate except in the ordinary course of business on terms no less favorable to us than we would otherwise receive in an arm’s length transaction; (viii) amend organizational documents or any documentation governing certain material debt; and (ix) amend, waive or grant a consent under any material contract. In addition, we are obligated to maintain at the end of each fiscal quarter (x) a minimum interest coverage ratio of at least 3.00 to 1.00 and (y) a maximum total leverage ratio of no greater than 3.50 to 1.00 (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition). At March 31, 2017, the interest coverage ratio was 10.32 to 1.00 and the total leverage ratio was 2.15 to 1.00.

Our revolving credit facility also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.
Cash Flows

	Three Months Ended March 31,
	2017	2016	Variance
	(in thousands)
Cash flows provided by operating activities	$17,662	$3,511	$14,151
Cash used in investing activities	$(2,030)	$(3,205)	$1,175
Cash (used in) provided by financing activities	$(18,883)	$2,294	$(21,177)

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016:

Cash flows provided by operating activities increased $14,151 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in Adjusted EBITDA of $11,491 in the period-to-period comparison, and the remaining variance relates to various changes in working capital.

Cash used in investing activities decreased $1,175 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of decreased capital expenditures of $1,195 and decreased proceeds from sale of assets of $20. The decrease in capital expenditures is due to the following items:

	Three Months Ended March 31,
	2017	2016	Variance
	(in thousands)
Building and Infrastructure	$1,329	$1,855	$(526)
Equipment Purchases and Rebuilds	389	561	(172)
Refuse Storage Area	71	215	(144)
Water Treatment Systems	37	123	(86)
Other	204	471	(267)
Total Capital Expenditures	$2,030	$3,225	$(1,195)

Financing activities cash flows changed by $21,177 from a net cash inflow of $2,294 for the three months ended March 31, 2016 compared to a net cash outflow of $18,883 for the three months ended March 31, 2017. The change was primarily due to a $19,000 difference in the Revolving Credit Facility activity in the period-to-period comparison, which was comprised of $15,000 in borrowing during the three months ended March 31, 2016 versus $4,000 of payments during the three months ended March 31, 2017. The change was also attributable to an increase in cash distributions of $1,906 in the period-to-period comparison. This increase was due to cash distributions on Class A Preferred Units for the three months ended March 31, 2017. There were no Class A Preferred Units as of March 31, 2016. The remaining variance is due to various transactions through out both periods, none of which are individually material.

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
Contractual Obligations

Our contractual obligations include the revolving credit facility, operating leases, capital leases, asset retirement obligations and other long-term liability commitments. Since December 31, 2016, there have been no material changes to our contractual obligations within the ordinary course of business.

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words "believe," "intend," "expect," "may," "should," "anticipate," "could," "estimate," "plan," "predict," "project," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following: generation of sufficient distributable cash flow to support the payment of minimum quarterly distributions; changes in coal prices or the costs of mining or transporting coal; uncertainty in estimating economically recoverable coal reserves and replacement of reserves; our ability to develop our existing coal reserves and successfully execute our mining plans; changes in general economic conditions, both domestically and globally; competitive conditions within the coal industry; changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers; the availability and price of coal to the consumer compared to the price of alternative and competing fuels; competition from the same and alternative energy sources; energy efficiency and technology trends; our ability to successfully implement our business plan and strategy for growth; the price and availability of debt and equity financing; operating hazards and other risks incidental to coal mining; major equipment failures and difficulties in obtaining equipment, parts and raw materials; availability, reliability and costs of transporting coal; adverse or abnormal geologic conditions, which may be unforeseen; natural disasters, weather-related delays, casualty losses and other matters beyond our control; interest rates; labor availability, relations and other workforce factors; defaults by our sponsor under our operating agreement and employee services agreement; changes in availability and cost of capital; changes in our tax status; delays in the receipt of, failure to receive or revocation of necessary governmental permits; defects in title or loss of any leasehold interests with respect to our properties; the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof; the effect of new or expanded greenhouse gas regulations; the effects of litigation; and other factors discussed in our 2016 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, ‘Quantitative and Qualitative Disclosures About Market Risk,’ of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our exposures to market risk since December 31, 2016.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to paragraph one within Part 1, Item 1. Financial Statements, "Note 10. Commitments and Contingent Liabilities," which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in the “Risk Factors” Section in our 2016 Form 10-K. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to this quarterly report.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2017, furnished in XBRL).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2017

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