Form 10-Q
period 2017-06-30
CNX Coal Resources LP
filed 2017-08-01
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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
Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐  (Do not check if a smaller reporting company)
   Smaller Reporting Company  ☐ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
CNX Coal Resources LP had 11,718,635 common units, 11,611,067 subordinated units, 3,956,496 Class A Preferred Units and a 1.7% general partner interest outstanding at July 31, 2017.

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

▪
Conversion at the Election of the Partnership: All, but not less than all, of the outstanding Class A Preferred Units are convertible, at the election of the Partnership, into common units on a one-for-one basis, on or after September 30, 2019; provided, that (i) no “Class A Preferred Unit Payment Default” arising from the Partnership’s failure to pay in full any Class A Preferred Unit distribution, has occurred and is continuing; (ii) the volume-weighted average trading price of the common units over the 15-day trading period ending on the trading day immediately prior to the date of the conversion notice is equal to or greater than 140% of the issue price of the Class A Preferred Units; and (iii) the average trading volume is at least 35,000 common units (subject to customary anti-dilution adjustments) with respect to any 20 trading days within the 30-trading day period ending on the trading day immediately prior to the date of the conversion notice;

▪	Restrictions on Transfer: Prior to September 30, 2017, other than transfers to affiliates, CONSOL Energy may not transfer any Class A Preferred Units without the approval of the Partnership;

•	“CNX Coal Finance” refers to CNX Coal Finance Corporation, a Delaware corporation and a direct, wholly-owned subsidiary of the Partnership;

•
“CNX Coal Resources LP,” the "Partnership,” “we,” “our,” “us” and similar terms, when used in a historical context, refer to CNX Coal Resources LP, a Delaware limited partnership, and its subsidiaries;

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

•	“CPCC” refers to CONSOL Pennsylvania Coal Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of CONSOL Energy;

•	“Conrhein” refers to Conrhein Coal Company, a Pennsylvania general partnership and a wholly-owned subsidiary of CONSOL Energy;

•	our “general partner” refers to CNX Coal Resources GP LLC, a Delaware limited liability company and our general partner;

•	"IPO" refers to the completion of the Partnership's initial public offering on July 7, 2015;

•	“Omnibus Agreement” refers to the Omnibus Agreement dated July 7, 2015, as replaced by the First Amended and Restated Omnibus Agreement dated as of September 30, 2016;

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

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Coal Revenue	$75,927	$62,640	$155,039	$119,181
Freight Revenue	4,441	2,797	7,511	6,066
Other Income	2,104	1,780	3,202	1,768
Total Revenue and Other Income	82,472	67,217	165,752	127,015

Operating and Other Costs [1]	50,232	46,046	100,115	84,536
Depreciation, Depletion and Amortization	10,277	10,422	20,798	20,739
Freight Expense	4,441	2,797	7,511	6,066
Selling, General and Administrative Expenses [2]	3,652	1,969	6,935	3,897
Interest Expense	2,396	2,076	4,853	4,054
Total Costs	70,998	63,310	140,212	119,292
Net Income	$11,474	$3,907	$25,540	$7,723
Less: Net Income Attributable to CONSOL Energy Pre-PA Mining Acquisition	—	1,300	—	2,617
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources	$11,474	$2,607	$25,540	$5,106
Less: General Partner Interest in Net Income	192	51	435	102
Less: Net Income Allocable to Class A Preferred Units	1,851	—	3,702	—
Limited Partner Interest in Net Income	$9,431	$2,556	$21,403	$5,004

Net Income per Limited Partner Unit - Basic	$0.40	$0.11	$0.92	$0.22
Net Income per Limited Partner Unit - Diluted	$0.40	$0.11	$0.91	$0.22

Limited Partner Units Outstanding - Basic	23,329,702	23,222,134	23,311,004	23,222,134
Limited Partner Units Outstanding - Diluted	23,470,050	23,301,391	23,444,923	23,254,115

Cash Distributions Declared per Unit [3]
Common Unit	$0.5125	$0.5125	$1.0250	$1.0250
Subordinated Unit	$0.5125	$—	$1.0250	$0.5125

1 Related Party of $867 and $1,270 for the three months ended and $1,739 and $2,536 for the six months ended June 30, 2017 and June 30, 2016, respectively.
2 Related Party of $737 and $1,190 for the three months ended and $1,454 and $2,305 for the six months ended June 30, 2017 and June 30, 2016, respectively.
3 Represents the cash distributions declared related to the period presented. See Note 14 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$11,474	$3,907	$25,540	$7,723

Recognized Net Actuarial Gain	(40)	(22)	(79)	(47)
Other Comprehensive Loss	(40)	(22)	(79)	(47)

Comprehensive Income	$11,434	$3,885	$25,461	$7,676

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$6,608	$9,785
Trade Receivables	26,025	23,418
Other Receivables	1,152	515
Inventories	14,007	11,491
Prepaid Expenses	2,680	3,512
Total Current Assets	50,472	48,721
Property, Plant and Equipment:
Property, Plant and Equipment	883,343	876,690
Less—Accumulated Depreciation, Depletion and Amortization	462,587	442,178
Total Property, Plant and Equipment—Net	420,756	434,512
Other Assets:
Other	19,107	21,063
Total Other Assets	19,107	21,063
TOTAL ASSETS	$490,335	$504,296

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts Payable	$16,003	$18,797
Accounts Payable—Related Party	2,196	1,666
Other Accrued Liabilities	44,403	44,318
Total Current Liabilities	62,602	64,781
Long-Term Debt:
Revolver, Net of Debt Issuance and Financing Fees	187,292	197,843
Capital Lease Obligations	109	146
Total Long-Term Debt	187,401	197,989
Other Liabilities:
Pneumoconiosis Benefits	2,613	2,057
Workers’ Compensation	3,131	3,090
Asset Retirement Obligations	9,320	9,346
Other	437	463
Total Other Liabilities	15,501	14,956
TOTAL LIABILITIES	265,504	277,726
Partners' Capital:
Class A Preferred Units (3,956,496 Units Outstanding at June 30, 2017 and December 31, 2016)	69,151	69,151
Common Units (11,718,635 Units Outstanding at June 30, 2017; 11,618,456 Units Outstanding at December 31, 2016)	140,607	140,967
Subordinated Units (11,611,067 Units Outstanding at June 30, 2017 and December 31, 2016)	(8,880)	(7,631)
General Partner Interest	12,223	12,274
Accumulated Other Comprehensive Income	11,730	11,809
Total Partners' Capital	224,831	226,570
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$490,335	$504,296

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(Dollars in thousands)

		Limited Partners
	Class A Preferred Units	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2016	$69,151	$140,967	$(7,631)	$12,274	$11,809	$226,570
(unaudited)
Net Income	3,702	10,751	10,652	435	—	25,540
Unitholder Distributions	(3,702)	(12,011)	(11,901)	(486)	—	(28,100)
Unit Based Compensation		1,707	—	—	—	1,707
Tax Cost from Unit Based Compensation		(807)	—	—	—	(807)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	—	(79)	(79)
Balance at June 30, 2017	$69,151	$140,607	$(8,880)	$12,223	$11,730	$224,831

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$25,540	$7,723
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	20,798	20,739
(Gain) Loss on Sale of Assets	(1,400)	12
Unit Based Compensation	1,707	615
Other Adjustments to Net Income	449	449
Changes in Operating Assets:
Accounts and Notes Receivable	(3,244)	(2,931)
Inventories	(2,516)	1,122
Prepaid Expenses	832	1,764
Changes in Other Assets	326	(3,884)
Changes in Operating Liabilities:
Accounts Payable	(2,460)	(2,353)
Accounts Payable—Related Party	530	(3,075)
Other Operating Liabilities	84	2,959
Changes in Other Liabilities	108	1,691
Net Cash Provided by Operating Activities	40,754	24,831
Cash Flows from Investing Activities:
Capital Expenditures	(5,472)	(6,501)
Proceeds from Sales of Assets	1,500	19
Net Cash Used in Investing Activities	(3,972)	(6,482)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(52)	(35)
Net (Payments on) Proceeds from Revolver	(11,000)	13,000
Payments for Unitholder Distributions	(28,100)	(24,288)
Tax Cost from Unit-Based Compensation	(807)	—
Net Change in Parent Advances	—	(4,597)
Net Cash Used in Financing Activities	(39,959)	(15,920)
Net (Decrease) Increase in Cash	(3,177)	2,429
Cash at Beginning of Period	9,785	6,534
Cash at End of Period	$6,608	$8,963

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

For the three and six months ended June 30, 2017 and 2016, the unaudited consolidated financial statements include the accounts of CNX Operating and CNX Thermal Holdings, wholly-owned and controlled subsidiaries.

Reclassifications:

Certain amounts have been reclassified to conform with the current reporting classifications with no effect on previously reported net income or partners' capital.

Recent Accounting Pronouncements:

In March 2017, the Financial Accounting Standards Board ("FASB") issued Update 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The Update requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. Because the Partnership does not present an income from operations subtotal, that requirement is not applicable. Additionally, the Partnership's service cost component is deemed immaterial, and therefore, the other components of net benefit cost will not be presented separately. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year for which financial statements have not been issued. The adoption of this guidance is not expected to have an impact on the Partnership's financial statements.

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
The following table illustrates the Partnership's calculation of net income per unit for common and subordinated partner units (in thousands, except for per unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$11,474	$3,907	$25,540	$7,723
Less: Net Income Attributable to CONSOL Energy, Pre-PA Mining Acquisition	—	1,300	—	2,617
Less: General Partner Interest in Net Income	192	51	435	102
Less: Net Income Allocable to Class A Preferred Units	1,851	—	3,702	—
Net Income Allocable to Limited Partner Units	$9,431	$2,556	$21,403	$5,004

Limited Partner Interest in Net Income - Common Units	$4,737	$1,278	$10,751	$2,502
Effect of Subordinated Distribution Suspension - Common Units	—	2,918	—	2,918
Net Income Allocable to Common Units - Basic & Diluted	$4,737	$4,196	$10,751	$5,420

Limited Partner Interest in Net Income - Subordinated Units	$4,694	$1,278	$10,652	$2,502
Effect of Subordinated Distribution Suspension - Subordinated Units	—	(2,918)	—	(2,918)
Net Income Allocable to Subordinated Units - Basic & Diluted	$4,694	$(1,640)	$10,652	$(416)

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	11,718,635	11,611,067	11,699,937	11,611,067
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	23,329,702	23,222,134	23,311,004	23,222,134

Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	11,858,983	11,690,324	11,833,856	11,643,048
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	23,470,050	23,301,391	23,444,923	23,254,115

Net Income Per Limited Partner Unit - Basic
Common Units	$0.40	$0.36	$0.92	$0.47
Subordinated Units	$0.40	$(0.14)	$0.92	$(0.04)
Net Income Per Limited Partner Unit - Basic	$0.40	$0.11	$0.92	$0.22

Net Income Per Limited Partner Unit - Diluted
Common Units	$0.40	$0.36	$0.91	$0.47
Subordinated Units	$0.40	$(0.14)	$0.92	$(0.04)
Net Income Per Limited Partner Unit - Diluted	$0.40	$0.11	$0.91	$0.22

Diluted net income per limited partner unit does not reflect the potential dilution that could occur if the preferred units of the partnership were converted to common units because the effect would be anti-dilutive for the three and six months ended June 30, 2017. If certain conditions are met, preferred units can be converted by election of the holder, partnership, or by change in control. There were 365,131 phantom units excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive for the three and six months ended June 30, 2017. There were no phantom units excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive for the three and six months ended June 30, 2016.
NOTE 3—ACQUISITION:

On September 30, 2016, the Partnership and its wholly owned subsidiary, CNX Thermal Holdings, entered into a Contribution Agreement with CONSOL Energy, CPCC and Conrhein and together with CPCC, under which CNX Thermal Holdings acquired an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex), in exchange for (i) cash consideration in the amount of $21,500 and (ii) the Partnership’s issuance of 3,956,496 Class A Preferred Units representing limited partner interests in the Partnership at an issue price of $17.01 per Class A Preferred Unit (the “Class A Preferred Unit Issue Price”), or an aggregate $67,300 in equity consideration. The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of the Partnership’s common units over the trailing 15-day trading period ending on September 29, 2016 (or $14.79), plus a 15% premium. The PA Mining Acquisition was consummated on September 30, 2016. Our general partner elected not to contribute capital to retain its 2% interest. As of June 30, 2017, our general partner's ownership interest was 1.7%. Following the PA Mining Acquisition and including interests it held previously, CNX Thermal holds an aggregate 25% undivided interest in and to the Pennsylvania Mining Complex.

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

NOTE 4—INVENTORIES:

	June 30, 2017	December 31, 2016
Coal	$4,292	$1,950
Supplies	9,715	9,541
Total Inventories	$14,007	$11,491

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

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2017	December 31, 2016
Coal and other plant and equipment	$582,670	$576,917
Coal properties and surface lands	121,336	121,241
Airshafts	93,739	92,938
Mine development	81,538	81,538
Coal advance mining royalties	4,060	4,056
Total property, plant and equipment	883,343	876,690
Less: Accumulated depreciation, depletion and amortization	462,587	442,178
Total Net Property, Plant and Equipment	$420,756	$434,512

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

As of June 30, 2017 and December 31, 2016, property, plant and equipment includes gross assets under capital lease of $662 and $631, respectively. Accumulated amortization for capital leases was $460 and $398 at June 30, 2017 and December 31, 2016, respectively. Amortization expense for assets under capital leases approximated $24 and $14 for the three months ended and $48 and $30 for the six months ended June 30, 2017 and 2016, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.
NOTE 6—OTHER ACCRUED LIABILITIES:

	June 30, 2017	December 31, 2016
Subsidence liability	$27,839	$26,887
Accrued payroll and benefits	4,653	4,052
Equipment lease rental	2,881	2,442
Litigation	2,505	2,507
Accrued other taxes	998	2,504
Other	3,027	3,683
Current portion of long-term liabilities:
Workers' compensation	1,358	1,380
Asset retirement obligations	881	591
Long-term disability	105	128
Capital leases	89	88
Pneumoconiosis benefits	67	56
Total Other Accrued Liabilities	$44,403	$44,318
NOTE 7—REVOLVING CREDIT FACILITY:

	June 30, 2017	December 31, 2016
Revolver, carrying amount	$190,000	$201,000
Less: Debt issuance and financing fees	2,708	3,157
Revolver, net	$187,292	$197,843

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

As of June 30, 2017, the revolving credit facility had $190,000 of borrowings outstanding, leaving $210,000 of unused capacity, which is subject to a quarterly maximum total leverage ratio covenant described below. At December 31, 2016, the revolving credit facility had $201,000 of borrowings outstanding, leaving $199,000 unused capacity. Interest on outstanding borrowings under the revolving credit facility as of June 30, 2017 was accrued at 4.17% based on a weighted average LIBOR rate of 1.17%, plus a weighted average margin of 3.00%. Interest on outstanding borrowings under the revolving credit facility at December 31, 2016 was accrued at 3.99% based on a weighted average LIBOR rate of 0.74%, plus a weighted average margin of 3.25%.

Our revolving credit facility matures on July 7, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain affirmative and negative covenants. The revolving credit facility requires that the Partnership maintain a minimum interest coverage ratio of at least 3.00 to 1.00, which is calculated as the ratio of trailing 12 months Adjusted EBITDA, as defined in the credit agreement, to cash interest expense of the Partnership, measured quarterly. The Partnership must also maintain a maximum total leverage ratio not greater than 3.50 to 1.00 (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition), which is calculated as the ratio of total consolidated indebtedness to trailing 12 months Adjusted EBITDA, as defined in the credit agreement, measured quarterly. At June 30, 2017, the interest coverage ratio was 10.91 to 1.00 and the total leverage ratio was 1.89 to 1.00.
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

	CWP				Workers' Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$283	$204	$566	$395	$320	$325	$641	$650
Interest cost	18	18	36	36	33	33	65	66
Amortization of actuarial gain	(34)	(20)	(68)	(42)	(8)	(5)	(17)	(10)
State administrative fees and insurance bond premiums	—	—	—	—	41	42	98	76
Net periodic benefit cost	$267	$202	$534	$389	$386	$395	$787	$782

The Partnership does not expect to contribute to CONSOL Energy's CWP plan in 2017 as it intends to pay benefit claims as they become due. For the six months ended June 30, 2017, $34 of CWP benefit claims have been paid.

The Partnership does not expect to contribute to CONSOL Energy's Workers’ Compensation plan in 2017 as it intends to pay benefit claims as they become due. For the six months ended June 30, 2017, $756 of Workers’ Compensation benefits, state administrative fees and surety bond premiums have been paid.
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$190,000	$190,000	$201,000	$201,000
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

At June 30, 2017, the Partnership is contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $72,504. The instruments are comprised of $720 employee-related and other letters of credit expiring in the next three years, $62,508 of environmental surety bonds expiring within the next three years, and $9,276 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.
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

Charges for services from CONSOL Energy include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating and Other Costs	$867	$1,270	$1,739	$2,536
Selling, General and Administrative Expenses	737	1,190	1,454	2,305
Total Service from CONSOL Energy	$1,604	$2,460	$3,193	$4,841

At June 30, 2017 and December 31, 2016, the Partnership had a net payable to CONSOL Energy in the amount of $2,196 and $1,666, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

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

The Partnership's general partner has granted equity-based phantom units that vest over a period of continued service with the Partnership. The phantom units will be paid in common units upon vesting or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon change in control of the Partnership.  Compensation expense is recognized on a straight-line basis over a requisite service period, which is generally the vesting term. The Partnership recognized $840 and $1,707 of compensation expense for the three and six months ended June 30, 2017, respectively. The Partnership recognized $308 and $615 of compensation expense for the three and six months ended June 30, 2016, respectively. Compensation expense is included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. As of June 30, 2017, there is $7,226 of unearned compensation that will vest over a weighted average period of 2.29 years. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2016	381,934	$7.90
Granted	383,478	$18.94
Vested	(142,421)	$7.96
Forfeited	(16,766)	$13.21
Nonvested at June 30, 2017	606,225	$10.20

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

NOTE 14—SUBSEQUENT EVENTS:

On July 27, 2017, the Board of Directors of our general partner declared a cash distribution to the Partnership's unitholders for the quarter ended June 30, 2017 of $0.5125 per common and subordinated units and $0.4678 per Class A Preferred Unit. The cash distribution will be paid on August 15, 2017 to the unitholders of record at the close of business on August 7, 2017.

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
Overview

We are a growth-oriented master limited partnership formed by CONSOL Energy in 2015 to manage and further develop all of its thermal coal operations in Pennsylvania. At June 30, 2017, the Partnership's assets include a 25% undivided interest in, and operational control over, CONSOL Energy's Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu bituminous thermal coal that is sold primarily to electric utilities in the eastern United States, our core market. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States. CONSOL Energy's strategy is to increase shareholder value through the development and growth of its existing natural gas assets, selective acquisition of natural gas and natural gas liquid acreage leases within its footprint, and through its participation in global coal markets. Ultimately, CONSOL Energy's intent is to separate the Gas Exploration and Production division and the Coal division, including CONSOL Energy's remaining ownership in Pennsylvania Mining Complex. With that in mind, on July 11, 2017 a registration statement on Form 10 was filed with the U.S. Securities and Exchange Commission.

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

We define average cash margin per ton as average coal revenue per ton, net of average cost of coal sold per ton, less depreciation, depletion and amortization. The GAAP measure most directly comparable to average cash margin per ton sold is total coal revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Costs	$70,998	$63,310	$140,212	$119,292
Freight Expense	(4,441)	(2,797)	(7,511)	(6,066)
Selling, General and Administrative Expenses	(3,652)	(1,969)	(6,935)	(3,897)
Interest Expense	(2,396)	(2,076)	(4,853)	(4,054)
Other Costs (Non-Production)	(934)	(2,564)	(2,427)	(6,196)
Depreciation, Depletion and Amortization (Non-Production)	(550)	(749)	(1,100)	(2,307)
Cost of Coal Sold	$59,025	$53,155	$117,386	$96,772

The following table presents a reconciliation of average cash margin per ton for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Coal Revenue	$75,927	$62,640	$155,039	$119,181
Operating and Other Costs	50,232	46,046	100,115	84,536
Depreciation, Depletion and Amortization	10,277	10,422	20,798	20,739
Less: Other Costs (Non-Production)	(934)	(2,564)	(2,427)	(6,196)
Less: Depreciation, Depletion and Amortization (Non-Production)	(550)	(749)	(1,100)	(2,307)
Total Cost of Coal Sold	$59,025	$53,155	$117,386	$96,772
Total Tons Sold	1,697	1,543	3,387	2,858
Average Sales Price Per Ton Sold	$44.75	$40.61	$45.77	$41.70
Average Cost Per Ton Sold	34.79	34.46	34.65	33.86
Average Margin Per Ton Sold	9.96	6.15	11.12	7.84
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	5.71	6.50	5.74	6.47
Average Cash Margin Per Ton Sold	$15.67	$12.65	$16.86	$14.31

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$11,474	$3,907	$25,540	$7,723
Plus:
Interest Expense	2,396	2,076	4,853	4,054
Depreciation, Depletion and Amortization	10,277	10,422	20,798	20,739
Unit Based Compensation	841	307	1,707	615
Adjusted EBITDA	$24,988	$16,712	$52,898	$33,131
Less:
Cash Interest	2,539	1,789	4,700	3,756
PA Mining Acquisition Adjusted EBITDA[1]	—	3,368	—	6,733
Distributions to Preferred Units	1,851	—	3,702	—
Estimated Maintenance Capital Expenditures	8,976	6,752	17,965	13,452
Distributable Cash Flow	$11,622	$4,803	$26,531	$9,190

Net Cash Provided by Operating Activities	$23,092	$21,320	$40,754	$24,831
Plus:
Interest Expense	2,396	2,076	4,853	4,054
Other, Including Working Capital	(500)	(6,684)	7,291	4,246
Adjusted EBITDA	$24,988	$16,712	$52,898	$33,131
Less:
Cash Interest	2,539	1,789	4,700	3,756
PA Mining Acquisition Adjusted EBITDA[1]	—	3,368	—	6,733
Distributions to Preferred Units	1,851	—	3,702	—
Estimated Maintenance Capital Expenditures	8,976	6,752	17,965	13,452
Distributable Cash Flow	$11,622	$4,803	$26,531	$9,190

1PA Mining Acquisition Adjusted EBITDA relates to the amount of Adjusted EBITDA acquired with the PA Mining Acquisition recasted for all periods presented.

Results of Operations

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

Total net income was $11,474 for the three months ended June 30, 2017 compared to $3,907 for the three months ended June 30, 2016. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	June 30,
	2017	2016	Variance
	(in thousands)
Revenue:
Coal Revenue	$75,927	$62,640	$13,287
Freight Revenue	4,441	2,797	1,644
Other Income	2,104	1,780	324
Total Revenue and Other Income	82,472	67,217	15,255
Cost of Coal Sold:
Operating Costs	49,298	43,482	5,816
Depreciation, Depletion and Amortization	9,727	9,673	54
Total Cost of Coal Sold	59,025	53,155	5,870
Other Costs:
Other Costs	934	2,564	(1,630)
Depreciation, Depletion and Amortization	550	749	(199)
Total Other Costs	1,484	3,313	(1,829)
Freight Expense	4,441	2,797	1,644
Selling, General and Administrative Expenses	3,652	1,969	1,683
Interest Expense	2,396	2,076	320
Total Costs	70,998	63,310	7,688
Net Income	$11,474	$3,907	$7,567
Adjusted EBITDA	$24,988	$16,712	$8,276
Distributable Cash Flow	$11,622	$4,803	$6,819

Coal Production Rates

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Three Months Ended June 30,
Mine	2017	2016	Variance
Bailey	785	680	105
Enlow Fork	631	611	20
Harvey	287	198	89
Total	1,703	1,489	214

Coal production was 1,703 tons for the three months ended June 30, 2017 compared to 1,489 tons for the three months ended June 30, 2016. The Partnership's coal production increased 214 tons to satisfy market demand.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended June 30, 2017 and 2016 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended June 30,
	2017	2016	Variance
Total Tons Sold (in thousands)	1,697	1,543	154
Average Sales Price Per Ton Sold	$44.75	$40.61	$4.14

Operating Costs Per Ton Sold (Cash Cost)	$29.08	$27.96	$1.12
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	5.71	6.50	(0.79)
Total Costs Per Ton Sold	$34.79	$34.46	$0.33
Average Margin Per Ton Sold	$9.96	$6.15	$3.81
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	5.71	6.50	(0.79)
Average Cash Margin Per Ton Sold (1)	$15.67	$12.65	$3.02
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $75,927 for the three months ended June 30, 2017 compared to $62,640 for the three months ended June 30, 2016. The $13,287 increase was attributable to a 154 ton increase in tons sold and a $4.14 per ton higher average sales price. The increase in tons sold was primarily due to increased demand from our domestic power plant customers, in part due to higher natural gas prices and more normal power plant coal inventory levels versus the year-ago period. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets that we serve. The API 2 index (the benchmark price reference for coal imported into northwest Europe) was up more than 50% in the second quarter of 2017 compared to the second quarter of 2016, and the global coking coal prices were up by an even greater percentage in the period-to-period comparison.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $1,644 in the period-to-period comparison due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income increased $324 in the period-to-period comparison primarily due to a gain related to an agreement to avoid mining approximately 85 acres of reserves as well as sales of externally purchased coal in 2017 for blending purposes only. These increases in other income were offset, in part, by a contract buyout that occurred in the prior year.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $59,025 for the three months ended June 30, 2017, or $5,870 higher than the $53,155 for the three months ended June 30, 2016. Total costs per ton sold were $34.79 per ton for the three months ended June 30, 2017 compared to $34.46 per ton for the three months ended June 30, 2016. The increase in the cost of coal sold was primarily driven by an increase in production tons to meet market demand. In addition, the average cost per ton sold increased due to additional costs related to an increase in development mining footage, offset in part by a 7% improvement in productivity for the three months, as measured by tons per employee-hour, as compared to the year-ago period.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs decreased $1,829 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease is primarily attributable to $847 of costs in the prior year related to temporarily idling one of the longwalls at the Pennsylvania Mining Complex to optimize the production schedule, and prior year costs of $668 related to discretionary 401(k) contribution accruals. In addition, accrued litigation contingency decreased $928 in the period-to-period comparison due to settling and estimating various litigation issues, none of which are material. These were offset, in part, by an increase of $478 in the period-to-period comparison related to the cost of purchased coal sold for blending purposes only.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses increased $1,683 period-to-period, primarily due to an increase in short term incentive compensation paid to employees based on the results of operations achieved at our mines. In the prior year, the short term incentive compensation plan had been suspended in response to the poor market conditions that existed in the period. Legal and consulting fees have also increased in the current period due to various transactions throughout both periods, none of which were individually material.

Interest Expense

Interest expense, which primarily relates to obligations under our revolving credit facility, increased $320 in the period-to-period comparison primarily due to rising interest rates.

Adjusted EBITDA

Adjusted EBITDA was $24,988 for the three months ended June 30, 2017 compared to $16,712 for the three months ended June 30, 2016. The $8,276 increase was primarily a result of a $4.14 per ton increase in the average sales price per ton, offset, in part, by a $1.12 increase in the cash cost of coal sales per ton which resulted in a net $5,125 increase in Adjusted EBITDA. An increase of 154 tons of additional sales also resulted in an increase in Adjusted EBITDA of $1,948. The remaining variance is due to changes in other income and other costs as discussed above and various other transactions throughout both periods, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $11,622 for the three months ended June 30, 2017 compared to $4,803 for the three months ended June 30, 2016. The $6,819 increase was attributed to a $8,276 increase in Adjusted EBITDA as discussed above, and a $3,368 decrease in the PA Mining Acquisition Adjusted EBITDA. These increases were offset, in part, by a $1,851 increase in distributions to holders of the Class A Preferred Units and an increase of $2,224 in Estimated Maintenance Capital Expenditures. The remaining variance was due to various transactions throughout both periods, none of which are individually material.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

Total net income was $25,540 for the six months ended June 30, 2017 compared to $7,723 for the six months ended June 30, 2016. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Six Months Ended
	June 30,
	2017	2016	Variance
	(in thousands)
Revenue:
Coal Revenue	$155,039	$119,181	$35,858
Freight Revenue	7,511	6,066	1,445
Other Income	3,202	1,768	1,434
Total Revenue and Other Income	165,752	127,015	38,737
Cost of Coal Sold:
Operating Costs	97,688	78,340	19,348
Depreciation, Depletion and Amortization	19,698	18,432	1,266
Total Cost of Coal Sold	117,386	96,772	20,614
Other Costs:
Other Costs	2,427	6,196	(3,769)
Depreciation, Depletion and Amortization	1,100	2,307	(1,207)
Total Other Costs	3,527	8,503	(4,976)
Freight Expense	7,511	6,066	1,445
Selling, General and Administrative Expenses	6,935	3,897	3,038
Interest Expense	4,853	4,054	799
Total Costs	140,212	119,292	20,920
Net Income	$25,540	$7,723	$17,817
Adjusted EBITDA	$52,898	$33,131	$19,767
Distributable Cash Flow	$26,531	$9,190	$17,341

Coal Production Rates

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Six Months Ended June 30,
Mine	2017	2016	Variance
Bailey	1,559	1,381	178
Enlow Fork	1,306	1,240	66
Harvey	565	226	339
Total	3,430	2,847	583

Coal production was 3,430 tons for the six months ended June 30, 2017 compared to 2,847 tons for the six months ended June 30, 2016. The Partnership's coal production increased 583 tons to satisfy market demand.
Coal Operations

Coal revenue and cost components on a per unit basis for the six months ended June 30, 2017 and 2016 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Six Months Ended June 30,
	2017	2016	Variance
Total Tons Sold (in thousands)	3,387	2,858	529
Average Sales Price Per Ton Sold	$45.77	$41.70	$4.07

Operating Costs Per Ton Sold (Cash Cost)	$28.91	$27.39	$1.52
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	5.74	6.47	(0.73)
Total Costs Per Ton Sold	$34.65	$33.86	$0.79
Average Margin Per Ton Sold	$11.12	$7.84	$3.28
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	5.74	6.47	(0.73)
Average Cash Margin Per Ton Sold (1)	$16.86	$14.31	$2.55
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $155,039 for the six months ended June 30, 2017 compared to $119,181 for the six months ended June 30, 2016. The $35,858 increase was attributable to a 529 ton increase in tons sold and a $4.07 per ton higher average sales price. The increase in tons sold was primarily due to increased demand from our domestic power plant customers, in part due to higher natural gas prices and more normal power plant coal inventory levels versus the year-ago period. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets that we serve. The API 2 index (the benchmark price reference for coal imported into northwest Europe) was up more than 60% in the first half of 2017 compared to the first half of 2016, and the global coking coal prices were up by an even greater percentage in the period-to-period comparison.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $1,445 in the period-to-period comparison due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income increased $1,434 in the period-to-period comparison primarily due to a gain related to an agreement to avoid mining approximately 85 acres of reserves as well as sales of externally purchased coal in 2017 for blending purposes only, offset by a contract buyout that occurred in the prior year.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $117,386 for the six months ended June 30, 2017, or $20,614 higher than the $96,772 for the six months ended June 30, 2016. Total costs per ton sold were $34.65 per ton for the six months ended June 30, 2017 compared to $33.86 per ton for the six months ended June 30, 2016. The increase in the cost of coal sold was primarily driven by an increase in production tons to meet market demand. In addition, the average cost per ton sold increased due to additional costs related to an increase in development mining footage, offset in part by a 7% improvement in productivity for the six months, as measured by tons per employee-hour, as compared to the year-ago period.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs decreased $4,976 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease is primarily attributable to $4,517 of costs in the prior year related to temporarily idling one of the longwalls at the Pennsylvania Mining Complex to optimize the production schedule and $668 related to discretionary 401(k) contribution accruals. In addition, the accrued litigation contingency decreased $908 in the period-to-period comparison due to settling and estimating various litigation issues, none of which are material. These were offset, in part, by an increase of $1,329 in the period-to-period comparison related to the cost of purchased coal sold for blending purposes only.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses increased $3,038 period-to-period, due to an increase in short term incentive compensation paid to employees based on the results of operations achieved at our mines. In the prior year, the short term incentive compensation plan was suspended in response to the poor market conditions that existed. Legal and consulting fees also increased in the period-to-period comparison due to various transactions throughout both periods, none of which were individually material.

Interest Expense

Interest expense, which primarily relates to obligations under our revolving credit facility, increased $799 in the period-to-period comparison primarily due to rising interest rates.

Adjusted EBITDA

Adjusted EBITDA was $52,898 for the six months ended June 30, 2017 compared to $33,131 for the six months ended June 30, 2016. The $19,767 increase was primarily a result of $4.07 per ton increase in the average sales price per ton, offset in part, by a $1.52 increase in the cash cost of coal sales per ton, which resulted in a net $8,637 increase in Adjusted EBITDA. An increase of 529 tons of additional sales also resulted in an increase in Adjusted EBITDA of $7,570. The remaining variance is due to changes in other income and other costs as discussed above and various other transactions throughout both periods, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $26,531 for the six months ended June 30, 2017 compared to $9,190 for the six months ended June 30, 2016. The $17,341 increase was attributed to a $19,767 increase in Adjusted EBITDA as discussed above and a $6,733 decrease in the PA Mining Acquisition Adjusted EBITDA, offset, in part by a $3,702 increase in distributions to holders of the Class A Preferred Units, and an increase of $4,513 in Estimated Maintenance Capital Expenditures. The remaining variance was due to various transactions throughout both periods, none of which are individually material.

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

On July 27, 2017, the Board of Directors of our general partner declared a cash distribution to the Partnership's unitholders for the quarter ended June 30, 2017 of $0.5125 per common and subordinated unit and $0.4678 per Class A Preferred Unit. The cash distribution will be paid on August 15, 2017 to the unitholders of record at the close of business on August 7, 2017.

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

As of June 30, 2017, the revolving credit facility had $190,000 of borrowings outstanding, leaving $210,000 of unused capacity, which is subject to a quarterly maximum total leverage ratio covenant described below. Interest on outstanding borrowings under the revolving credit facility at June 30, 2017 was accrued at 4.17% based on a weighted average LIBOR rate of 1.17%, plus a weighted average margin of 3.00%.

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

Negative covenants include, among others, restrictions on our and our guarantor subsidiaries’ ability to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) make or pay any dividends or distributions; provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iv) merge with or into another person, liquidate or dissolve, acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (v) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (vi) sell, transfer, convey, assign or dispose of our assets or properties other than in the ordinary course of business and other select instances; (vii) deal with any affiliate except in the ordinary course of business on terms no less favorable to us than we would otherwise receive in an arm’s length transaction; (viii) amend organizational documents or any documentation governing certain material debt; and (ix) amend, waive or grant a consent under any material contract. In addition, we are obligated to maintain at the end of each fiscal quarter (x) a minimum interest coverage ratio of at least 3.00 to 1.00 and (y) a maximum total leverage ratio of no greater than 3.50 to 1.00 (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition). At June 30, 2017, the interest coverage ratio was 10.91 to 1.00 and the total leverage ratio was 1.89 to 1.00.

Our revolving credit facility also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.
Cash Flows

	Six Months Ended June 30,
	2017	2016	Variance
	(in thousands)
Cash flows provided by operating activities	$40,754	$24,831	$15,923
Cash used in investing activities	$(3,972)	$(6,482)	$2,510
Cash used in financing activities	$(39,959)	$(15,920)	$(24,039)

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016:

Cash flows provided by operating activities increased $15,923 in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in Adjusted EBITDA of $19,767 in the period-to-period comparison, and the remaining variance relates to various changes in working capital.

Cash used in investing activities decreased $2,510 in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of decreased capital expenditures of $1,029 and increased proceeds from sale of assets of $1,481. The decrease in capital expenditures is due to the following items:

	Six Months Ended June 30,
	2017	2016	Variance
	(in thousands)
Building and Infrastructure	$3,184	$3,987	$(803)
Equipment Purchases and Rebuilds	1,253	1,511	(258)
Refuse Storage Area	667	270	397
Water Treatment Systems	66	142	(76)
Other	302	591	(289)
Total Capital Expenditures	$5,472	$6,501	$(1,029)

Cash flows used in financing activities increased by $24,039 from $15,920 for the six months ended June 30, 2016 to $39,959 for the six months ended June 30, 2017. The increase was primarily due to a $24,000 difference in the Revolving Credit Facility activity in the period-to-period comparison, which was comprised of $13,000 in borrowings during the six months ended June 30, 2016 versus $11,000 of payments during the six months ended June 30, 2017. The increase was also attributable to an increase in cash distributions of $3,812 in the period-to-period comparison. This increase was due to cash distributions on Class A Preferred Units for the six months ended June 30, 2017. There were no Class A Preferred Units as of June 30, 2016. The remaining variance is due to various transactions throughout both periods, none of which are individually material.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.
Contractual Obligations

Our contractual obligations include the revolving credit facility, operating leases, capital leases, asset retirement obligations and other long-term liability commitments. Since December 31, 2016, there have been no material changes to our contractual obligations within the ordinary course of business.

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words "believe," "intend," "expect," "may," "should," "anticipate," "could," "estimate," "plan," "predict," "project," "will," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following: generation of sufficient distributable cash flow to support the payment of minimum quarterly distributions; changes in coal prices or the costs of mining or transporting coal; uncertainty in estimating economically recoverable coal reserves and replacement of reserves; our ability to develop our existing coal reserves and successfully execute our mining plans; changes in general economic conditions, both domestically and globally; competitive conditions within the coal industry; changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers; the availability and price of coal to the consumer compared to the price of alternative and competing fuels; competition from the same and alternative energy sources; energy efficiency and technology trends; our ability to successfully implement our business plan and strategy for growth; the price and availability of debt and equity financing; operating hazards and other risks incidental to coal mining; major equipment failures and difficulties in obtaining equipment, parts and raw materials; availability, reliability and costs of transporting coal; adverse or abnormal geologic conditions, which may be unforeseen; natural disasters, weather-related delays, casualty losses and other matters beyond our control; interest rates; labor availability, relations and other workforce factors; defaults by our sponsor under our operating agreement and employee services agreement; changes in availability and cost of capital; changes in our tax status; delays in the receipt of, failure to receive or revocation of necessary governmental permits; defects in title or loss of any leasehold interests with respect to our properties; the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof; the effect of new or expanded greenhouse gas regulations; the effects of litigation; and other factors discussed in our 2016 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our exposures to market risk since December 31, 2016.
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of our general partner, an evaluation of the effectiveness of our disclosure controls and procedures pursuant to

Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was conducted as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 5.    OTHER INFORMATION

On July 25, 2017, the board of directors of our general partner accepted the retirement of Lorraine Ritter, as the Chief Financial Officer and Chief Accounting Officer of our general partner, effective as of August 2, 2017.  The board of directors of our general partner also approved a Separation of Employment and General Release Agreement with Ms. Ritter as of the same date (the “Separation Agreement”) pursuant to which Ms. Ritter agreed to waive all claims and other causes of action she has or may have against our general partner that arose at or prior to the retirement of her employment with our general partner. In consideration for the foregoing release, the Separation Agreement provides for, among other things, the following: (i) a cash payment in the amount of $933,075, (ii) continued vesting of all unvested equity grants made to Ms. Ritter under the CNX Coal Resources LP 2015 Long-Term Incentive Plan and the equity compensation plan established by CONSOL Energy and (iii) payment by our general partner of all Ms. Ritter’s COBRA premiums for a period of 36 months following her retirement of employment with CNX Coal Resources GP LLC.

On July 25, 2017, the board of directors of our general partner appointed David Khani as the Chief Financial Officer of CNX Coal Resources GP LLC, effective as of August 2, 2017.  Mr. Khani, age 53, served as the Vice President - Finance of CONSOL Energy from September 1, 2011 until March 1, 2013 and as the Executive Vice President and Chief Financial Officer of CONSOL Energy from March 1, 2013 until his appointment as our general partner’s Chief Financial Officer.  Effective May 30, 2014, Mr. Khani became a director and the Chief Financial Officer of the general partner of CONE Midstream Partners LP.  Mr. Khani has also served as a director of CNX Coal Resources GP LLC since March 16, 2015.  Prior to joining CONSOL Energy, Mr. Khani worked for Lehman Brothers, Bear Stearns, Prudential Securities and FBR Capital Markets & Co. (“FBR”) from September 1993 to August 2011, including most recently as the Co-Director of Research at FBR.  Prior to this role, Mr. Khani served as a Director of Research at FBR and the Managing Director and Co-Head of FBR’s Energy and Natural Resources Group.  Mr. Khani managed and built equity research teams as well as provided commodity, industry, and company research on oil and gas, exploration and production, local gas distribution, master limited partnerships and coal mining.

There are no family relationships between Mr. Khani and any director, executive officer, or person nominated or chosen by our general partner to become a director or executive officer. Mr. Khani does not have a direct or indirect material interest in any transaction or arrangement in which our general Partner or the Partnership is a participant.

Mr. Khani will be paid an annual salary of to be set by the board of directors of our general partner and will be able to participate in the CNX Coal Resources LP 2015 Long-Term Incentive Plan.

On July 25, 2017, the board of directors of our general partner also appointed John Rothka as the Chief Accounting Officer of our general partner, effective as of August 2, 2017. Mr. Rothka, age 40, served as the Controller of CNX Coal Resources GP LLC from July 2015 until his appointment as our general partner’s Chief Accounting Officer. Mr. Rothka joined CONSOL Energy’s Accounting Department in September 2005, where he served in positions of increasing responsibility, and was promoted to Senior Manager in February 2012 until July 2015. Prior to joining CONSOL Energy, Mr. Rothka began his professional career at the accounting firm of Aronson LLC from September 1999 to November 2002 before joining Deloitte from November 2002 to September 2005, where he held several positions of increasing responsibilities in the audit and assurance groups.

There are no family relationships between Mr. Rothka and any director, executive officer or person nominated or chosen by our general partner to become a director or executive officer. Mr. Rothka does not have a direct or indirect material interest in any transaction or arrangement in which our General Partner or the Partnership is a participant.

Mr. Rothka will be paid an annual salary to be set by the board of directors of our general partner and will be able to participate in the CNX Coal Resources LP 2015 Long-Term Incentive Plan.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2017, furnished in XBRL).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2017

CNX Coal Resources LP

By:	CNX Coal Resources GP LLC, its general partner
By:	/s/ JAMES A. BROCK
James A. Brock
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	CNX Coal Resources GP LLC, its general partner
By:	/s/ LORRAINE L. RITTER
Lorraine L. Ritter
Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)