Form 10-Q
period 2017-09-30
CNX Coal Resources LP
filed 2017-10-31
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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
Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Yes  ☐    No  ☒
CNX Coal Resources LP had 15,704,080 common units, 11,611,067 subordinated units and a 1.7% general partner interest outstanding at October 31, 2017.

Significant Relationships and Other Terms Referenced in this Quarterly Report

•
“Class A Preferred Units” refers to the convertible preferred units representing limited partner interests in CNX Coal Resources LP. The Partnership issued 3,956,496 Class A Preferred Units to CONSOL Energy on September 30, 2016. On October 2, 2017 the 3,956,496 Class A Preferred Units were converted to common units on a one for one basis, in accordance with our Partnership agreement. The Class A Preferred Units had the key terms as described in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Form 10-K”).

•	“CNX Coal Finance” refers to CNX Coal Finance Corporation, a Delaware corporation and a direct, wholly-owned subsidiary of the Partnership;

•
“CNX Coal Resources LP,” the “Partnership,” “we,” “our,” “us” and similar terms, when used in a historical context, refer to CNX Coal Resources LP, a Delaware limited partnership, and its subsidiaries;

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

•	“CPCC” refers to CONSOL Pennsylvania Coal Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of CONSOL Energy;

•	“Conrhein” refers to Conrhein Coal Company, a Pennsylvania general partnership and a wholly-owned subsidiary of CONSOL Energy;

•	“general partner” refers to CNX Coal Resources GP LLC, a Delaware limited liability company and our general partner;

•	“IPO” refers to the completion of the Partnership's initial public offering on July 7, 2015;

•	“Omnibus Agreement” refers to the Omnibus Agreement dated July 7, 2015, as replaced by the First Amended and Restated Omnibus Agreement dated as of September 30, 2016;

•
“PA Mining Acquisition” refers to a transaction which closed on September 30, 2016, where the Partnership and its wholly owned subsidiary, CNX Thermal, entered into a Contribution Agreement with CONSOL Energy, CPCC and Conrhein, under which CNX Thermal Holdings acquired an undivided 6.25% of the contributing parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex);

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

•
“preferred units” refer to any limited partnership interests, other than the common units and subordinated units, issued in accordance with the Partnership Agreement that, as determined by our general partner, have special voting rights to which our common units are not entitled. As of the date of this Quarterly Report on Form 10-Q, the only outstanding preferred units are the Class A Preferred Units;

•	“SEC” refers to the United States Securities and Exchange Commission; and

•
“subordinated units” refer to limited partner interests in CNX Coal Resources LP having the rights and obligations specified with respect to subordinated units in the Partnership Agreement. In connection with the completion of the IPO, we issued 11,611,067 subordinated units to CONSOL Energy.

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Coal Revenue	$69,811	$66,922	$224,850	$186,103
Freight Revenue	5,451	2,407	12,962	8,473
Other Income	3,002	485	6,204	2,254
Total Revenue and Other Income	78,264	69,814	244,016	196,830

Operating and Other Costs [1]	52,160	45,531	152,275	130,066
Depreciation, Depletion and Amortization	10,352	10,592	31,150	31,332
Freight Expense	5,451	2,407	12,962	8,473
Selling, General and Administrative Expenses [2]	4,283	2,660	11,218	6,558
Interest Expense	2,404	2,223	7,257	6,277
Total Costs	74,650	63,413	214,862	182,706
Net Income	$3,614	$6,401	$29,154	$14,124
Less: Net Income Attributable to CONSOL Energy Pre-PA Mining Acquisition	—	1,379	—	3,995
Net Income Attributable to General and Limited Partner Ownership Interest in CNX Coal Resources	$3,614	$5,022	$29,154	$10,129
Less: General Partner Interest in Net Income	35	100	470	202
Less: Net Income Allocable to Class A Preferred Units	1,851	—	5,553	—
Limited Partner Interest in Net Income	$1,728	$4,922	$23,131	$9,927
Less: Distribution Effect of Preferred Unit Conversion	173	—	173	—
Less: Effect of Subordinated Units Distribution Suspension	—	—	—	119
Net Income Allocable to Limited Partner Units - Basic & Diluted	$1,555	$4,922	$22,958	$9,808

Net Income per Limited Partner Unit - Basic	$0.07	$0.21	$0.98	$0.42
Net Income per Limited Partner Unit - Diluted	$0.07	$0.21	$0.98	$0.42

Limited Partner Units Outstanding - Basic	23,339,457	23,226,712	23,320,593	23,223,671
Limited Partner Units Outstanding - Diluted	23,501,164	23,469,615	23,452,827	23,344,554

Cash Distributions Declared per Unit [3]
Common Unit	$0.5125	$0.5125	$1.5375	$1.5375
Subordinated Unit	$0.5125	$0.5125	$1.5375	$1.0250

1 Related Party of $850 and $854 for the three months ended and $2,589 and $3,390 for the nine months ended September 30, 2017 and September 30, 2016, respectively.
2 Related Party of $834 and $856 for the three months ended and $2,288 and $3,090 for the nine months ended September 30, 2017 and September 30, 2016, respectively.
3 Represents the cash distributions declared related to the period presented. See Note 14 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$3,614	$6,401	$29,154	$14,124

Recognized Net Actuarial Gain	(39)	(22)	(118)	(70)
Other Comprehensive Loss	(39)	(22)	(118)	(70)

Comprehensive Income	$3,575	$6,379	$29,036	$14,054

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$3,574	$9,785
Trade Receivables	23,808	23,418
Other Receivables	454	515
Inventories	11,948	11,491
Prepaid Expenses	5,065	3,512
Total Current Assets	44,849	48,721
Property, Plant and Equipment:
Property, Plant and Equipment	890,170	876,690
Less—Accumulated Depreciation, Depletion and Amortization	472,717	442,178
Total Property, Plant and Equipment—Net	417,453	434,512
Other Assets:
Other	19,247	21,063
Total Other Assets	19,247	21,063
TOTAL ASSETS	$481,549	$504,296

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts Payable	$19,872	$18,797
Accounts Payable—Related Party	1,906	1,666
Other Accrued Liabilities	41,851	44,318
Total Current Liabilities	63,629	64,781
Long-Term Debt:
Revolver, Net of Debt Issuance and Financing Fees	185,517	197,843
Capital Lease Obligations	89	146
Total Long-Term Debt	185,606	197,989
Other Liabilities:
Pneumoconiosis Benefits	2,891	2,057
Workers’ Compensation	3,263	3,090
Asset Retirement Obligations	9,495	9,346
Other	427	463
Total Other Liabilities	16,076	14,956
TOTAL LIABILITIES	265,311	277,726
Partners' Capital:
Class A Preferred Units (3,956,496 Units Outstanding at September 30, 2017 and December 31, 2016)	69,151	69,151
Common Units (11,747,584 Units Outstanding at September 30, 2017; 11,618,456 Units Outstanding at December 31, 2016)	137,366	140,967
Subordinated Units (11,611,067 Units Outstanding at September 30, 2017 and December 31, 2016)	(13,985)	(7,631)
General Partner Interest	12,015	12,274
Accumulated Other Comprehensive Income	11,691	11,809
Total Partners' Capital	216,238	226,570
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$481,549	$504,296

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(Dollars in thousands)

	Limited Partners
	Class A Preferred Units	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2016	$69,151	$140,967	$(7,631)	$12,274	$11,809	$226,570
(unaudited)
Net Income	5,553	11,633	11,498	470	—	29,154
Unitholder Distributions	(5,553)	(18,016)	(17,852)	(729)	—	(42,150)
Unit Based Compensation	—	3,791	—	—	—	3,791
Tax Cost from Unit Based Compensation	—	(1,009)	—	—	—	(1,009)
Actuarially determined long-term liability adjustments	—	—	—	—	(118)	(118)
Balance at September 30, 2017	$69,151	$137,366	$(13,985)	$12,015	$11,691	$216,238

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$29,154	$14,124
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	31,150	31,332
(Gain) Loss on Sale of Assets	(1,406)	10
Unit Based Compensation	3,791	904
Other Adjustments to Net Income	673	679
Changes in Operating Assets:
Accounts and Notes Receivable	(329)	(1,332)
Inventories	(457)	658
Prepaid Expenses	(1,553)	350
Changes in Other Assets	185	(3,704)
Changes in Operating Liabilities:
Accounts Payable	1,372	1,468
Accounts Payable—Related Party	240	(2,990)
Other Operating Liabilities	(2,464)	3,876
Changes in Other Liabilities	427	1,949
Net Cash Provided by Operating Activities	60,783	47,324
Cash Flows from Investing Activities:
Capital Expenditures	(12,261)	(9,569)
PA Mining Acquisition	—	(21,500)
Proceeds from Sales of Assets	1,500	21
Net Cash Used in Investing Activities	(10,761)	(31,048)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(74)	(57)
Net (Payments on) Proceeds from Revolver	(13,000)	23,000
Payments for Unitholder Distributions	(42,150)	(30,486)
Tax Cost from Unit-Based Compensation	(1,009)	—
Net Change in Parent Advances	—	(8,953)
Net Cash Used in Financing Activities	(56,233)	(16,496)
Net Decrease in Cash	(6,211)	(220)
Cash at Beginning of Period	9,785	6,534
Cash at End of Period	$3,574	$6,314

The accompanying notes are an integral part of these consolidated financial statements.

CNX COAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit amounts)
NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

For the three and nine months ended September 30, 2017 and 2016, the unaudited consolidated financial statements include the accounts of CNX Operating and CNX Thermal Holdings, wholly-owned and controlled subsidiaries.

Recent Accounting Pronouncements:

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Update 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The Update requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. Because the Partnership does not present an income from operations subtotal, that requirement is not applicable. Additionally, the Partnership's service cost component is deemed immaterial, and therefore, the other components of net benefit cost will not be presented separately. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year for which financial statements have not been issued. The adoption of this guidance is not expected to have an impact on the Partnership's financial statements.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The following updates to Topic 606 were made during 2016:

•
In March 2016, the FASB updated Topic 606 by issuing ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies how an entity determines whether it is a principal or an agent for goods or services promised to a customer as well as the nature of the goods or services promised to their customers.

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

The new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management is continuing to evaluate the impacts that these standards will have on the Partnership's financial statements, specific to the allocation of the contract value over the performance obligations for multiple year contacts with fixed annual pricing. Based on management's progress through the evaluation process, contracts that contain favorable electric power price related adjustments are not expected to be significantly impacted by adoption of this guidance. The Partnership anticipates using the modified retrospective approach at adoption as it relates to ASU 2014-09.

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
The following table illustrates the Partnership's calculation of net income per unit for common units and subordinated units (in thousands, except for per unit information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$3,614	$6,401	$29,154	$14,124
Less: Net Income Attributable to CONSOL Energy, Pre-PA Mining Acquisition	—	1,379	—	3,995
Less: General Partner Interest in Net Income	35	100	470	202
Less: Net Income Allocable to Class A Preferred Units	1,851	—	5,553	—
Less: Distribution Effect of Preferred Unit Conversion	173	—	173	—
Less: Effect of Subordinated Units Distribution Suspension	—	—	—	119
Net Income Allocable to Limited Partner Units	$1,555	$4,922	$22,958	$9,808

Limited Partner Interest in Net Income - Common Units	$882	$2,462	$11,633	$4,965
Less: Effect of Preferred Unit Conversion	96	—	96	—
Effect of Subordinated Units Distribution Suspension - Common Units	—	—	—	(2,917)
Net Income Allocable to Common Units - Basic & Diluted	$786	$2,462	$11,537	$7,882

Limited Partner Interest in Net Income - Subordinated Units	$846	$2,460	$11,498	$4,962
Less: Effect of Preferred Unit Conversion	77	—	77	—
Effect of Subordinated Units Distribution Suspension - Subordinated Units	—	—	—	3,036
Net Income Allocable to Subordinated Units - Basic & Diluted	$769	$2,460	$11,421	$1,926

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	11,728,390	11,615,645	11,709,526	11,612,604
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	23,339,457	23,226,712	23,320,593	23,223,671

Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	11,890,097	11,858,548	11,841,760	11,733,487
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	23,501,164	23,469,615	23,452,827	23,344,554

Net Income Per Limited Partner Unit - Basic
Common Units	$0.07	$0.21	$0.99	$0.68
Subordinated Units	$0.07	$0.21	$0.98	$0.17
Net Income Per Limited Partner Unit - Basic	$0.07	$0.21	$0.98	$0.42

Net Income Per Limited Partner Unit - Diluted
Common Units	$0.07	$0.21	$0.97	$0.67
Subordinated Units	$0.07	$0.21	$0.98	$0.17
Net Income Per Limited Partner Unit - Diluted	$0.07	$0.21	$0.98	$0.42

Diluted net income per limited partner unit for the for the three and nine months ended September 30, 2017 does not reflect the potential dilution that could occur if the 3,956,496 Class A Preferred Units of the Partnership were converted to common units because the effect would be anti-dilutive. The outstanding Class A Preferred Units were converted on a one-to-one basis into common units on October 2, 2017, under the terms of the Partnership Agreement. As a result, the Partnership issued an aggregate of 3,956,496 Common Units to CONSOL and canceled the Class A Preferred Units. Following the conversion of the Class A Preferred Units into Common Units, no Class A Preferred Units are outstanding. The effect of preferred unit conversion will result in the preferred units receiving a common distribution on November 15, 2017 in the amount of $0.5125 per unit versus the stated 11% per annum Class A Preferred. There were no phantom units excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive for the three months ended September 30, 2017. There were 333,943 phantom units excluded from the computation of the diluted earnings per unit because their effect would be anti-dilutive for the nine months ended September 30, 2017. There were no phantom units excluded from the computation of the diluted earnings per unit because their effect would be anti-dilutive for the three and nine months ended September 30, 2016.
NOTE 3—ACQUISITION:

On September 30, 2016, the Partnership and its wholly owned subsidiary, CNX Thermal Holdings, entered into a Contribution Agreement with CONSOL Energy, CPCC and Conrhein and together with CPCC, under which CNX Thermal Holdings acquired an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex), in exchange for (i) cash consideration in the amount of $21,500 and (ii) the Partnership’s issuance of 3,956,496 Class A Preferred Units representing limited partner interests in the Partnership at an issue price of $17.01 per Class A Preferred Unit (the “Class A Preferred Unit Issue Price”), or an aggregate $67,300 in equity consideration. The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of the Partnership’s common units over the trailing 15-day trading period ending on September 29, 2016 (or $14.79), plus a 15% premium. The PA Mining Acquisition was consummated on September 30, 2016. Our general partner elected not to contribute capital to retain its 2% interest. As of September 30, 2017, our general partner's ownership interest was 1.7%. Following the PA Mining Acquisition and including interests it held previously, CNX Thermal holds an aggregate 25% undivided interest in and to the Pennsylvania Mining Complex.

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

NOTE 4—INVENTORIES:

	September 30, 2017	December 31, 2016
Coal	$2,374	$1,950
Supplies	9,574	9,541
Total Inventories	$11,948	$11,491

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

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2017	December 31, 2016
Coal and other plant and equipment	$588,213	$576,917
Coal properties and surface lands	121,811	121,241
Airshafts	94,574	92,938
Mine development	81,538	81,538
Coal advance mining royalties	4,034	4,056
Total property, plant and equipment	890,170	876,690
Less: Accumulated depreciation, depletion and amortization	472,717	442,178
Total Net Property, Plant and Equipment	$417,453	$434,512

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

As of September 30, 2017 and December 31, 2016, property, plant and equipment includes gross assets under capital lease of $639 and $631, respectively. Accumulated amortization for capital leases was $462 and $398 at September 30, 2017 and December 31, 2016, respectively. Amortization expense for assets under capital leases approximated $24 and $22 for the three months ended and $72 and $53 for the nine months ended September 30, 2017 and 2016, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.
NOTE 6—OTHER ACCRUED LIABILITIES:

	September 30, 2017	December 31, 2016
Subsidence liability	$27,725	$26,887
Accrued payroll and benefits	3,960	4,052
Equipment lease rental	3,229	2,442
Accrued other taxes	1,499	2,504
Litigation	670	2,507
Other	2,305	3,683
Current portion of long-term liabilities:
Workers' compensation	1,328	1,380
Asset retirement obligations	881	591
Long-term disability	96	128
Capital leases	85	88
Pneumoconiosis benefits	73	56
Total Other Accrued Liabilities	$41,851	$44,318
NOTE 7—REVOLVING CREDIT FACILITY:

	September 30, 2017	December 31, 2016
Revolver, carrying amount	$188,000	$201,000
Less: Debt issuance and financing fees	2,483	3,157
Revolver, net	$185,517	$197,843

Revolving Credit Facility

Obligations under our $400,000 senior secured revolving credit facility with certain lenders and PNC Bank N.A., as administrative agent, are guaranteed by our subsidiaries and are secured by substantially all of our and our subsidiaries’ assets pursuant to a security agreement and various mortgages. CONSOL Energy is not a guarantor of our obligations under our revolving credit facility.

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

As of September 30, 2017, the revolving credit facility had $188,000 of borrowings outstanding, leaving $212,000 of unused capacity, which is subject to a quarterly maximum total leverage ratio covenant described below. At December 31, 2016, the revolving credit facility had $201,000 of borrowings outstanding, leaving $199,000 unused capacity. Interest on outstanding borrowings under the revolving credit facility as of September 30, 2017 was accrued at 3.99% based on a weighted average LIBOR rate of 1.24%, plus a weighted average margin of 2.75%. Interest on outstanding borrowings under the revolving credit facility at December 31, 2016 was accrued at 3.99% based on a weighted average LIBOR rate of 0.74%, plus a weighted average margin of 3.25%.

Our revolving credit facility matures on July 7, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing as well as ongoing compliance with certain affirmative and negative covenants. The revolving credit facility requires that the Partnership maintain a minimum interest coverage ratio of at least 3.00 to 1.00, which is calculated as the ratio of trailing 12 months Adjusted EBITDA, as defined in the credit agreement, to cash interest expense of the Partnership, measured quarterly. The Partnership must also maintain a maximum total leverage ratio not greater than 3.50 to 1.00 (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition), which is calculated as the ratio of total consolidated indebtedness to trailing 12 months Adjusted EBITDA, as defined in the credit agreement, measured quarterly. At September 30, 2017, the interest coverage ratio was 10.58 to 1.00 and the total leverage ratio was 1.93 to 1.00.
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

	CWP				Workers' Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$283	$204	$849	$598	$320	$325	$961	$974
Interest cost	18	18	54	54	33	33	98	99
Amortization of actuarial gain	(34)	(20)	(102)	(62)	(8)	(5)	(25)	(16)
State administrative fees and insurance bond premiums	—	—	—	—	44	53	142	129
Net periodic benefit cost	$267	$202	$801	$590	$389	$406	$1,176	$1,186

The Partnership does not expect to contribute to CONSOL Energy's CWP plan in 2017 as it intends to pay benefit claims as they become due. For the nine months ended September 30, 2017, $51 of CWP benefit claims have been paid.

The Partnership does not expect to contribute to CONSOL Energy's Workers’ Compensation plan in 2017 as it intends to pay benefit claims as they become due. For the nine months ended September 30, 2017, $1,016 of Workers’ Compensation benefits, state administrative fees and surety bond premiums have been paid.
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$188,000	$188,000	$201,000	$201,000
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

At September 30, 2017, the Partnership is contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $74,065. The instruments are comprised of $746 employee-related and other letters of credit expiring in the next three years, $63,721 of environmental surety bonds expiring within the next three years, and $9,598 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.
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

Charges for services from CONSOL Energy include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating and Other Costs	$850	$854	$2,589	$3,390
Selling, General and Administrative Expenses	834	856	2,288	3,090
Total Service from CONSOL Energy	$1,684	$1,710	$4,877	$6,480

At September 30, 2017 and December 31, 2016, the Partnership had a net payable to CONSOL Energy in the amount of $1,906 and $1,666, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.
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

The Partnership's general partner has granted equity-based phantom units that vest over a period of continued service with the Partnership. The phantom units will be paid in common units upon vesting or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon change in control of the Partnership.  Compensation expense is recognized on a straight-line basis over a requisite service period, which is generally the vesting term. The Partnership modified certain employees' phantom awards to eliminate the service requirement resulting in $1,686 of incremental compensation cost for the three and nine months ended September 30, 2017. The Partnership recognized $2,085 and $3,791 of total compensation expense for the three and nine months ended September 30, 2017, respectively. The Partnership recognized $289 and $904 of total compensation expense for the three and nine months ended September 30, 2016, respectively. Compensation expense is included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. As of September 30, 2017, there is $5,203 of unearned compensation that will vest over a weighted average period of 2.06 years. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2016	381,934	$8.80
Granted	383,478	$18.38
Vested	(184,696)	$9.59
Forfeited	(20,439)	$14.24
Nonvested at September 30, 2017	560,277	$14.90

NOTE 13—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND FINANCE SUBSIDIARY OF POSSIBLE FUTURE PUBLIC DEBT:

The Partnership filed a Registration Statement on Form S-3 (333-215962) on March 10, 2017, which was declared effective by the SEC on March 14, 2017, with the SEC to register the offer and sale of various securities including debt securities. The registration statement registers guarantees of debt securities by CNX Operating and CNX Thermal Holdings (“Subsidiary Guarantors”). The Subsidiary Guarantors are 100% owned by the Partnership and any guarantees by the Subsidiary Guarantors will be full and unconditional and joint and several. In addition, the registration statement also includes CNX Coal Finance, which was formed for the sole purpose of co-issuing future debt securities with the Partnership. CNX Coal Finance is wholly owned by the Partnership, has no assets or any liabilities and its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto. The Partnership does not have any other subsidiaries other than the Subsidiary Guarantors and CNX Coal Finance. In addition, the Partnership has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Partnership by dividend or loan other than under the Credit Agreement described in these notes. In the event that more than one of the Subsidiary Guarantors guarantee public debt securities of the Partnership in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the Subsidiary Guarantors. None of the assets of the Partnership, the Subsidiary Guarantors or CNX Coal Finance represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.
NOTE 14—SUBSEQUENT EVENTS:

On October 26, 2017, the Board of Directors of our general partner declared a cash distribution to the Partnership's unitholders for the quarter ended September 30, 2017 of $0.5125 per common and subordinated unit. The cash distribution will be paid on November 15, 2017 to the unitholders of record at the close of business on November 8, 2017.

On October 2, 2017, CONSOL notified the Partnership that it was electing to convert all of its 3,956,496 Class A Preferred Units into Common Units on a one-for-one basis, in accordance with the Partnership Agreement. As a result, on October 2, 2017 the Partnership issued an aggregate of 3,956,496 Common Units to CONSOL and retired the Class A Preferred Units. Following the conversion of the Class A Preferred Units into Common Units, no Class A Preferred Units are outstanding. The effect of preferred unit conversion will result in the preferred units receiving a common unit distribution in the amount of $0.5125 per unit versus the stated 11% per annum Class A Preferred.

On October 31, 2017, CONSOL Energy announced that its Board of Directors approved the separation of CONSOL Energy’s coal business through the distribution of 100% of the outstanding common stock of CONSOL Mining Corporation to CONSOL Energy’s stockholders (the “Separation and Distribution”).  To consummate the Separation and Distribution, the CONSOL Energy Board of Directors declared a pro rata dividend of CONSOL Mining’s common stock, which is expected to be made on November 28, 2017, to CONSOL Energy’s stockholders of record as of the close of business on November 15, 2017 (the “Record Date”).  The Separation and Distribution is subject to the satisfaction or waiver of certain conditions.  Following the Separation and Distribution, CONSOL Mining will be an independent, publicly traded company, and CONSOL Energy will not retain any equity interest in CONSOL Mining.  In connection with the Separation and Distribution, CONSOL Energy Inc. will change its name to CNX Resources Corporation, and will retain its ticker symbol “CNX” on the New York Stock Exchange.  CONSOL Mining will assume the name CONSOL Energy Inc., and will trade as an independent company on the New York Stock Exchange under the ticker symbol “CEIX”.  In addition, CNX Coal Resources LP will change its name to CONSOL Coal Resources LP.  In connection with the name change, CNX Coal Resources will also change its NYSE ticker symbol to "CCR" from "CNXC", and its common units will continue to be listed on NYSE. The name and ticker symbol changes for CNX Coal Resources LP is also expected to be effective at the same time as the Separation and Distribution on November 28, 2017. Finally, our general partner CNX Coal Resources GP LLC will change its name to CONSOL Coal Resources GP LLC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, the following discussion and analysis of the financial condition and results of operations of our Partnership reflect a 25% undivided interest in the assets, liabilities and results of operations of the Pennsylvania Mining Complex. As used in the following discussion and analysis of the financial condition and results of operations of our Partnership, the terms “we,” “our,” “us,” or like terms refer to the Partnership with respect to its 25% undivided interest in the Pennsylvania Mining Complex’s combined assets, liabilities revenues and costs. All amounts except per unit or per ton are displayed in thousands.
Overview

We are a growth-oriented master limited partnership formed by CONSOL Energy in 2015 to manage and further develop all of its thermal coal operations in Pennsylvania. At September 30, 2017, the Partnership's assets include a 25% undivided interest in, and operational control over, CONSOL Energy's Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu bituminous thermal coal that is sold primarily to electric utilities in the eastern United States, our core market. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States. CONSOL Energy's historical strategy has been to increase its shareholder value through the development and growth of its existing natural gas assets, selective acquisition of natural gas and natural gas liquid acreage leases within its footprint, and through its participation in global coal markets.

CONSOL Energy's Proposed Spin-Off of its Coal Business

As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, CONSOL Energy intends to separate into two separate publicly-traded companies: (i) a natural gas exploration and production (E&P) company, and (ii) a coal company (the “spin-off”). In connection with the proposed spin-off, CONSOL Energy has formed CONSOL Mining Corporation (“CONSOL Mining”) to hold the coal business on completion of the spin-off. CONSOL Mining’s assets are expected to include CONSOL Energy’s remaining 75% undivided interest in the Pennsylvania Mining Complex, CONSOL Energy’s current ownership of an approximate 1.7% general partner interest and 59.8% limited partner interest in the Partnership, CONSOL Energy’s Baltimore Terminal (referred to in the Form 10 as the CNX Marine Terminal), and 1.6 billion tons of greenfield reserves in the Northern Appalachian Basin, the Central Appalachian Basin, and the Illinois Basin. In connection with the proposed spin-off, CONSOL Mining filed a Registration Statement on Form 10 with the SEC on July 11, 2017 (as amended, the “Form 10”) that includes information about the proposed spin-off. The Form 10 has not yet been declared effective by the SEC, and completion of the spin-off is subject to various conditions.

On October 31, 2017, CONSOL Energy announced that its Board of Directors approved the spin-off.  To consummate the spin-off, the CONSOL Energy Board of Directors declared a pro rata dividend of CONSOL Mining’s common stock, which is expected to be made on November 28, 2017, to CONSOL Energy’s stockholders of record as of the close of business on November 15, 2017 (the “Record Date”).  Following completion of the spin-off, CONSOL Energy Inc. will change its name to CNX Resources Corporation, and will retain its ticker symbol “CNX” on the New York Stock Exchange.  CONSOL Mining will assume the name CONSOL Energy Inc., and will trade as an independent company on the New York Stock Exchange under the ticker symbol “CEIX”.  In addition, we will change our name to CONSOL Coal Resources LP., and we will change our NYSE ticker symbol to "CCR" from "CNXC". Our common units will continue to be listed on NYSE. Our name and ticker symbol changes are also expected to be effective at the same time as the spin-off on November 28, 2017. Finally, our general partner will change its name to CONSOL Coal Resources GP LLC.

As further described in the Form 10, it is anticipated that CONSOL Mining will enter into various financing arrangements in connection with the spin-off, the proceeds of which will be used, among other things, to refinance as an intercompany loan the existing indebtedness of the Partnership under our revolving credit facility (subject to approval of final documentation by the conflicts committee of the board of directors of our general partner and by the full board of directors of our general partner and subject to execution of an amendment to the operating agreement in respect of the Pennsylvania Mining Complex). In connection therewith and subject to completion of the spin-off and approval of final documentation by the conflicts committee of the board of directors of our general partner and by the full board of directors of our general partner, it is anticipated that the Partnership’s revolving credit facility will be fully repaid and terminated and the Partnership will enter into an intercompany loan agreement with CONSOL Mining as the new owner of our general partner.

Under the Amended and Restated Omnibus Agreement, we have a right of first offer to acquire certain assets of CONSOL Energy, including (i) its undivided 75% interest in the Pennsylvania Mining Complex, and (ii) the Baltimore Marine Terminal (collectively, the “ROFO Assets”), in each case, for so long as CONSOL Energy, directly or indirectly, controls our general partner. The Amended and Restated Omnibus Agreement also outlines various arrangements between our general partner and CONSOL Energy relating to certain indemnification matters (which are described in detail in Note 11), administrative support fee for the provision of certain administrative support services and an executive support fee for the provision of certain executive support services. The Omnibus Agreement also addresses reimbursement for certain administrative and support costs incurred. The Amended and Restated Omnibus Agreement may be terminated by CONSOL Energy or the Partnership if CONSOL Energy ceases to directly or indirectly control our general partner, provided that the indemnification obligations thereunder will survive any such termination in accordance with their terms. In the event that the spin-off is consummated, our general partner will cease to be controlled by CONSOL Energy, our right of first offer to acquire the ROFO Assets will terminate and the Amended and Restated Omnibus Agreement will be subject to termination, other than the indemnification obligations thereunder. However, as further described in the Form 10, CONSOL Energy and CONSOL Mining intend to enter into an amendment to the Amended and Restated Omnibus Agreement in connection with the spin-off to transfer the administrative support services and executive support obligations, as well as the right to receive the commensurate payments for such services and obligations, to CONSOL Mining (or one of its wholly-owned subsidiaries). In addition, as further described in the Form 10, CONSOL Energy and CONSOL Mining also intend for the existing indemnification obligations under the Amended and Restated Omnibus Agreement to remain in place between CONSOL Energy and us following the spin-off.

The foregoing description of the CONSOL Mining debt, the related financing arrangements of CONSOL Mining, the anticipated changes with respect to the Amended and Restated Omnibus Agreement and the anticipated effects of the spin-off on the Partnership is based on current expectations of these arrangements and is subject to further changes in the course of negotiation with financing sources and CONSOL Energy’s completion of the spin-off.

Bailey Mine Environmental Proceedings

On September 4, 2017, the Pennsylvania Department of Environmental Protection (“DEP”) provided notice that it required additional time to review the technical merits of a prior permit submission by CONSOL Energy for continued longwall mining in the 4L panel at the Bailey Mine (the “4L Pending Permit”), in light of a recent Environmental Hearing Board (“EHB”) decision, which is discussed further below. As a result, the Bailey longwall was idled at that time and workforce adjustments were made, pending further developments with the DEP and permit submission. This was the first time in the 35-year history of the Bailey Mine that a needed mining permit had not been received in a timely fashion.

As noted above, the DEP’s determination with respect to the 4L Pending Permit related to part of an August 2017 EHB decision that impacts the application of DEP-required stream mitigation techniques, specifically the installation of synthetic stream-channel liner systems. The EHB is the quasi-judicial agency that hears appeals of DEP permitting decisions. The EHB decision held, in part, that the requirement to install a stream-channel liner system constituted impermissible pollution under applicable environmental laws. That determination had direct and specific implications for the 4L Pending Permit with respect to undermining one particular stream, Polen Run, for which the DEP was proposing to require the installation of the stream-channel liner system as a mitigation measure. The DEP requested alternative mitigation measures for consideration, which CONSOL Energy supplied. Due to the narrowly focused EHB decision, the DEP is carefully reviewing alternative approaches and continues to evaluate the requested data submitted in support of the 4L Pending Permit. Given the potential for a protracted review, CONSOL Energy felt it prudent to temporarily idle the Bailey longwall and dismantle and relocate it to another panel where it held an operating permit.

To that end, on September 18, 2017, CONSOL Energy issued a press release stating that the DEP was requiring additional time to evaluate the approval of the 4L Pending Permit and that, as a result of this ongoing evaluation, CONSOL Energy determined to move the Bailey longwall to another permitted panel in order to resume operations. The Bailey longwall was moved and resumed operations the first week of October 2017. Management has implemented several measures to mitigate the production impact from this delay, including working additional unscheduled shifts as compared to the previous five and a half day schedule. This operating schedule change is intended to allow CONSOL Energy to meet customer needs. CONSOL Energy continues to work closely with the necessary agencies to obtain operating permits to allow for continuity of Bailey longwall mining operations.

Pennsylvania Mining Complex 2016 Acquisition

On September 30, 2016, the Partnership and its wholly owned subsidiary, CNX Thermal Holdings, entered into a

Contribution Agreement (the “Contribution Agreement”) with CONSOL Energy, CPCC and Conrhein and together with CPCC, (the “Contributing Parties”), under which CNX Thermal Holdings completed the PA Mining Acquisition to acquire an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex). The PA Mining Acquisition was a transaction between entities under common control; therefore, the Partnership recorded the assets and liabilities of the acquired 5% of Pennsylvania Mining Complex at their carrying amounts on CONSOL Energy's financial statements at the date of the transaction. The difference between CONSOL Energy’s net carrying amount and the total consideration paid to CONSOL Energy was recorded as a capital transaction with CONSOL Energy, which resulted in a reduction in partners’ capital. The Partnership recast its historical consolidated financial statements to retrospectively reflect ownership of the additional 5% (a total 25%) interest in the Pennsylvania Mining Complex as if the business was owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Partnership had owned it during the periods reported.

How We Evaluate Our Operations

Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) coal production, sales volumes and average sales price; (ii) cost of coal sold, a non-GAAP financial measure; (iii) average cash margin per ton, an operating ratio derived from non-GAAP financial measures; (iv) adjusted EBITDA, a non-GAAP financial measure; and (v) distributable cash flow, a non-GAAP financial measure.

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

We define adjusted EBITDA as (i) net income (loss) before net interest expense, depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as long-term incentive awards including phantom units under the

CNX Coal Resources LP 2015 Long-Term Incentive Plan (“Unit Based Compensation”). The GAAP measure most directly comparable to adjusted EBITDA is net income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total Costs	$74,650	$63,413	$214,862	$182,706
Freight Expense	(5,451)	(2,407)	(12,962)	(8,473)
Selling, General and Administrative Expenses	(4,283)	(2,660)	(11,218)	(6,558)
Interest Expense	(2,404)	(2,223)	(7,257)	(6,277)
Other Costs (Non-Production)	(2,965)	(1,508)	(5,392)	(7,703)
Depreciation, Depletion and Amortization (Non-Production)	(544)	(544)	(1,644)	(2,851)
Cost of Coal Sold	$59,003	$54,071	$176,389	$150,844

The following table presents a reconciliation of average cash margin per ton for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total Coal Revenue	$69,811	$66,922	$224,850	$186,103
Operating and Other Costs	52,160	45,531	152,275	130,066
Depreciation, Depletion and Amortization	10,352	10,592	31,150	31,332
Less: Other Costs (Non-Production)	(2,965)	(1,508)	(5,392)	(7,703)
Less: Depreciation, Depletion and Amortization (Non-Production)	(544)	(544)	(1,644)	(2,851)
Total Cost of Coal Sold	$59,003	$54,071	$176,389	$150,844
Total Tons Sold	1,581	1,511	4,968	4,368
Average Sales Price Per Ton Sold	$44.16	$44.30	$45.26	$42.60
Average Cost Per Ton Sold	37.32	35.79	35.51	34.53
Average Margin Per Ton Sold	6.84	8.51	9.75	8.07
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.38	6.50	5.94	6.48
Average Cash Margin Per Ton Sold	$13.22	$15.01	$15.69	$14.55

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$3,614	$6,401	$29,154	$14,124
Plus:
Interest Expense	2,404	2,223	7,257	6,277
Depreciation, Depletion and Amortization	10,352	10,592	31,150	31,332
Unit Based Compensation	2,084	289	3,791	904
Adjusted EBITDA	$18,454	$19,505	$71,352	$52,637
Less:
Cash Interest	1,962	2,181	6,662	5,937
PA Mining Acquisition Adjusted EBITDA[1]	—	3,539	—	10,272
Distributions to Preferred Units[2]	1,851	—	5,553	—
Estimated Maintenance Capital Expenditures	8,893	6,929	26,858	20,381
Distributable Cash Flow	$5,748	$6,856	$32,279	$16,047

Net Cash Provided by Operating Activities	$20,029	$22,489	$60,783	$47,324
Plus:
Interest Expense	2,404	2,223	7,257	6,277
Other, Including Working Capital	(3,979)	(5,207)	3,312	(964)
Adjusted EBITDA	$18,454	$19,505	$71,352	$52,637
Less:
Cash Interest	1,962	2,181	6,662	5,937
PA Mining Acquisition Adjusted EBITDA[1]	—	3,539	—	10,272
Distributions to Preferred Units[2]	1,851	—	5,553	—
Estimated Maintenance Capital Expenditures	8,893	6,929	26,858	20,381
Distributable Cash Flow	$5,748	$6,856	$32,279	$16,047
1PA Mining Acquisition Adjusted EBITDA relates to the amount of Adjusted EBITDA acquired with the PA Mining Acquisition.
2Distributions to Preferred Units represents income attributable to preferred units prior to conversion.

Results of Operations

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

Total net income was $3,614 for the three months ended September 30, 2017 compared to $6,401 for the three months ended September 30, 2016. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	September 30,
	2017	2016	Variance
	(in thousands)
Revenue:
Coal Revenue	$69,811	$66,922	$2,889
Freight Revenue	5,451	2,407	3,044
Other Income	3,002	485	2,517
Total Revenue and Other Income	78,264	69,814	8,450
Cost of Coal Sold:
Operating Costs	49,195	44,023	5,172
Depreciation, Depletion and Amortization	9,808	10,048	(240)
Total Cost of Coal Sold	59,003	54,071	4,932
Other Costs:
Other Costs	2,965	1,508	1,457
Depreciation, Depletion and Amortization	544	544	—
Total Other Costs	3,509	2,052	1,457
Freight Expense	5,451	2,407	3,044
Selling, General and Administrative Expenses	4,283	2,660	1,623
Interest Expense	2,404	2,223	181
Total Costs	74,650	63,413	11,237
Net Income	$3,614	$6,401	$(2,787)
Adjusted EBITDA	$18,454	$19,505	$(1,051)
Distributable Cash Flow	$5,748	$6,856	$(1,108)

Coal Production Rates

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Three Months Ended September 30,
Mine	2017	2016	Variance
Bailey	691	764	(73)
Enlow Fork	486	490	(4)
Harvey	359	291	68
Total	1,536	1,545	(9)

Coal production was 1,536 tons for the three months ended September 30, 2017 compared to 1,545 tons for the three months ended September 30, 2016. The Partnership's coal production decreased 9 tons as of result geological conditions and operational delays associated with the Bailey longwall environmental proceedings, as previously mentioned, in the three months ended September 30, 2017.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended September 30, 2017 and 2016 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended September 30,
	2017	2016	Variance
Total Tons Sold (in thousands)	1,581	1,511	70
Average Sales Price Per Ton Sold	$44.16	$44.30	$(0.14)

Operating Costs Per Ton Sold (Cash Cost)	$30.94	$29.29	$1.65
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.38	6.50	(0.12)
Total Costs Per Ton Sold	$37.32	$35.79	$1.53
Average Margin Per Ton Sold	$6.84	$8.51	$(1.67)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.38	6.50	(0.12)
Average Cash Margin Per Ton Sold (1)	$13.22	$15.01	$(1.79)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $69,811 for the three months ended September 30, 2017 compared to $66,922 for the three months ended September 30, 2016. The $2,889 increase was attributable to a 70 ton increase in tons sold, partially offset by a $0.14 per ton lower average sales price. The increase in tons sold was related to increased export tons, primarily due to continued growth in demand from developing markets such as India, coupled with labor and weather related issues that affected the supply of seaborne thermal coal and petroleum coke and increased the export demand for our product.  The lower average sales price per ton sold in the 2017 period was primarily the result of mild summer weather and lower power prices in our domestic market areas versus the year-ago quarter, which reduced realizations under our netback contracts and caused us to ship a greater portion of our production into the lower priced export thermal market rather than the domestic thermal market.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $3,044 in the period-to-period comparison due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income increased $2,517 in the period-to-period comparison primarily due to a gain related to a customer contract buyout as well as sales of externally purchased coal in 2017 for blending purposes only.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $59,003 for the three months ended September 30, 2017, or $4,932 higher than the $54,071 for the three months ended September 30, 2016. Total costs per ton sold were $37.32 per ton for the three months ended September 30, 2017 compared to $35.79 per ton for the three months ended September 30, 2016. The increase in the cost of coal sold was primarily driven by additional operating expenses incurred at the Bailey Mine, related to operational delays as a result of permit delays, and adverse geological conditions at Enlow Mine.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $1,457 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase is primarily attributable to $1,402 of separation costs incurred in the current year related to organizational restructuring, a state tax audit settlement that resulted in a credit of $426 in the prior year, and an increase of $415 in the cost of purchased coal sold for blending purposes only in the current year. These were offset, in part, by a decrease of $760 in the period-to-period comparison related to discretionary 401(k) contributions.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses increased $1,623 period-to-period, primarily due to an increase in short term incentive compensation paid to employees based on the results of operations achieved at our mines, as well as increases in long term incentive compensation recognized in relation to an award modification due to organizational restructuring.

Interest Expense

Interest expense, which primarily relates to obligations under our revolving credit facility, increased $181 in the period-to-period comparison primarily due to higher interest rates.

Adjusted EBITDA

Adjusted EBITDA was $18,454 for the three months ended September 30, 2017 compared to $19,505 for the three months ended September 30, 2016. The $1,051 decrease was primarily a result of a $0.14 per ton decrease in the average sales price per ton and a $1.65 increase in the cash cost of coal sales per ton which resulted in a net $2,830 decrease in Adjusted EBITDA, offset by an increase of 70 tons of additional sales resulting in an increase in Adjusted EBITDA of $1,051. The remaining variance is due to changes in other income and other costs as discussed above and various other transactions throughout both periods, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $5,748 for the three months ended September 30, 2017 compared to $6,856 for the three months ended September 30, 2016. The $1,108 decrease was attributed to a $1,051 decrease in Adjusted EBITDA as discussed above, a $1,851 increase in distributions to holders of the Class A Preferred Units and an increase of $1,964 in Estimated Maintenance Capital Expenditures, offset in part by a $3,539 decrease in the PA Mining Acquisition Adjusted EBITDA. The remaining variance was due to various transactions throughout both periods, none of which are individually material.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Total net income was $29,154 for the nine months ended September 30, 2017 compared to $14,124 for the nine months ended September 30, 2016. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Nine Months Ended
	September 30,
	2017	2016	Variance
	(in thousands)
Revenue:
Coal Revenue	$224,850	$186,103	$38,747
Freight Revenue	12,962	8,473	4,489
Other Income	6,204	2,254	3,950
Total Revenue and Other Income	244,016	196,830	47,186
Cost of Coal Sold:
Operating Costs	146,883	122,363	24,520
Depreciation, Depletion and Amortization	29,506	28,481	1,025
Total Cost of Coal Sold	176,389	150,844	25,545
Other Costs:
Other Costs	5,392	7,703	(2,311)
Depreciation, Depletion and Amortization	1,644	2,851	(1,207)
Total Other Costs	7,036	10,554	(3,518)
Freight Expense	12,962	8,473	4,489
Selling, General and Administrative Expenses	11,218	6,558	4,660
Interest Expense	7,257	6,277	980
Total Costs	214,862	182,706	32,156
Net Income	$29,154	$14,124	$15,030
Adjusted EBITDA	$71,352	$52,637	$18,715
Distributable Cash Flow	$32,279	$16,047	$16,232

Coal Production Rates

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Nine Months Ended September 30,
Mine	2017	2016	Variance
Bailey	2,250	2,145	105
Enlow Fork	1,792	1,730	62
Harvey	924	517	407
Total	4,966	4,392	574

Coal production was 4,966 tons for the nine months ended September 30, 2017 compared to 4,392 tons for the nine months ended September 30, 2016. The Partnership's coal production increased 574 tons to satisfy market demand.
Coal Operations

Coal revenue and cost components on a per unit basis for the nine months ended September 30, 2017 and 2016 were as indicated in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Nine Months Ended September 30,
	2017	2016	Variance
Total Tons Sold (in thousands)	4,968	4,368	600
Average Sales Price Per Ton Sold	$45.26	$42.60	$2.66

Operating Costs Per Ton Sold (Cash Cost)	$29.57	$28.05	$1.52
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	5.94	6.48	(0.54)
Total Costs Per Ton Sold	$35.51	$34.53	$0.98
Average Margin Per Ton Sold	$9.75	$8.07	$1.68
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	5.94	6.48	(0.54)
Average Cash Margin Per Ton Sold (1)	$15.69	$14.55	$1.14
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Revenue and Other Income

Coal revenue was $224,850 for the nine months ended September 30, 2017 compared to $186,103 for the nine months ended September 30, 2016. The $38,747 increase was attributable to a 600 ton increase in tons sold and a $2.66 per ton higher average sales price. The increase in tons sold was primarily due to the combination of increased demand from our customers in the export thermal market, driven by the factors referenced above in the quarter-to-quarter comparison, and increased demand from our domestic power plant customers, in part due to higher natural gas prices and more normal power plant coal inventory levels versus the year-ago period. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets that we serve.  The API 2 index (the benchmark price reference for coal imported into northwest Europe) was up more than 50% in the first nine months of 2017 compared to the first nine months of 2016, and global coking coal prices were up by an even greater percentage in the period-to-period comparison.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $4,489 in the period-to-period comparison due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income increased $3,950 in the period-to-period comparison primarily due to a customer contract buyout, an increase in sales of externally purchased coal in 2017 for blending purposes only, and a gain related to an agreement to avoid mining approximately 85 acres of reserves, offset by a contract buyout that occurred in the prior year.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $176,389 for the nine months ended September 30, 2017, or $25,545 higher than the $150,844 for the nine months ended September 30, 2016. Total cost per ton sold was $35.51 per ton for the nine months ended September 30, 2017 compared to $34.53 per ton for the nine months ended September 30, 2016. The increase in the cost of coal sold was primarily driven by additional operating expenses incurred at the Bailey Mine, related to operational delays as a result of permit delays, and adverse geological conditions at the Enlow Mine. In addition, the average cost per ton sold increased due to additional costs related to an increase in development mining footage, offset in part by a 4% improvement in productivity for the nine months, as measured by tons per employee-hour, as compared to the year-ago period.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs decreased $3,518 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease is primarily attributable to $4,517 of costs in the prior year related to temporarily idling one of the longwalls at the Pennsylvania Mining Complex to optimize the production schedule and $1,428 decrease related to discretionary 401(k) contributions. These were offset, in part, by an increase of $1,744 in the period-to-period comparison related to the cost of purchased coal sold for blending purposes only and $1,402 of separation costs incurred in the current year related to organizational restructuring.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses increased $4,660 period-to-period, due to an increase in short term incentive compensation paid to employees based on the results of operations achieved at our mines, as well as increases in long term incentive compensation recognized in relation to an award modification due to organizational restructuring.

Interest Expense

Interest expense, which primarily relates to obligations under our revolving credit facility, increased $980 in the period-to-period comparison primarily due to higher interest rates.

Adjusted EBITDA

Adjusted EBITDA was $71,352 for the nine months ended September 30, 2017 compared to $52,637 for the nine months ended September 30, 2016. The $18,715 increase was primarily a result of an increase of 600 tons of additional sales which resulted in an increase in Adjusted EBITDA of $8,730. A $2.66 per ton increase in the average sales price per ton, offset in part, by a $1.52 increase in the cash cost of coal sales per ton, also resulted in a net $5,664 increase in Adjusted EBITDA. The remaining variance is due to changes in other income and other costs as discussed above and various other transactions throughout both periods, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $32,279 for the nine months ended September 30, 2017 compared to $16,047 for the nine months ended September 30, 2016. The $16,232 increase was attributed to an $18,715 increase in Adjusted EBITDA as discussed above and a $10,272 decrease in the PA Mining Acquisition Adjusted EBITDA, offset, in part by a $5,553 increase in distributions to holders of the Class A Preferred Units, and an increase of $6,477 in Estimated Maintenance Capital Expenditures. The remaining variance was due to various transactions throughout both periods, none of which are individually material.

Capital Resources and Liquidity

Liquidity and Financing Arrangements

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility, the facility discussed below or any replacement credit facility adopted in connection with the spin-off, and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and our long-term capital expenditure requirements and to make quarterly cash distributions as declared by the board of directors of our general partner. The Partnership filed a universal shelf registration on Form S-3 (333-215962) on March 10, 2017 with the SEC, which was declared effective by the SEC on March 14, 2017, for an aggregate amount of $750,000 to provide the Partnership with additional flexibility to access capital markets quickly.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures, if any.

On October 26, 2017, the Board of Directors of our general partner declared a cash distribution to the Partnership's unitholders for the quarter ended September 30, 2017 of $0.5125 per common and subordinated unit. The cash distribution will be paid on November 15, 2017 to the unitholders of record at the close of business on November 8, 2017.

It is anticipated that CONSOL Mining will enter into various financing arrangements in connection with the spin-off, the proceeds of which will be used, among other things, to refinance as an intercompany loan the existing indebtedness of the Partnership under its revolving credit facility (subject to approval of final documentation by the conflicts committee of the board of directors of our general partner and by the full board of directors of our general partner and subject to execution of an amendment to the operating agreement in respect of the Pennsylvania Mining Complex). In connection therewith and subject to completion of the spin-off and approval of final documentation by the conflicts committee of the board of directors of our general partner and by the full board of directors of our general partner, it is anticipated that the Partnership’s revolving credit facility will be fully repaid and terminated and the Partnership will enter into an intercompany loan agreement with CONSOL Mining, which will subsequently become the owner of our general partner.

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

As of September 30, 2017, the revolving credit facility had $188,000 of borrowings outstanding, leaving $212,000 of unused capacity, which is subject to a quarterly maximum total leverage ratio covenant described below. Interest on outstanding borrowings under the revolving credit facility at September 30, 2017 was accrued at 3.99% based on a weighted average LIBOR rate of 1.24%, plus a weighted average margin of 2.75%.

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

Negative covenants include, among others, restrictions on our and our guarantor subsidiaries’ ability to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) make or pay any dividends or distributions; provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iv) merge with or into another person, liquidate or dissolve, acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (v) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (vi) sell, transfer, convey, assign or dispose of our assets or properties other than in the ordinary course of business and other select instances; (vii) deal with any affiliate except in the ordinary course of business on terms no less favorable to us than we would otherwise receive in an arm’s length transaction; (viii) amend organizational documents or any documentation governing certain material debt; and (ix) amend, waive or grant a consent under any material contract. In addition, we are obligated to maintain at the end of each fiscal quarter (x) a minimum interest coverage ratio of at least 3.00 to 1.00 and (y) a maximum total leverage ratio of no greater than 3.50 to 1.00 (or 4.00 to 1.00 for two fiscal quarters after consummation of a material acquisition). At September 30, 2017, the interest coverage ratio was 10.58 to 1.00 and the total leverage ratio was 1.93 to 1.00.

Our revolving credit facility also contains events of default, including, but not limited to, cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

The completion of the spin-off will constitute a change of control under the revolving credit facility, which would be an event of default. As described above, it is anticipated that in connection with the spin-off, CONSOL Mining will refinance as an intercompany loan our existing indebtedness under our revolving credit facility, although there is no assurance that such refinancing will occur on acceptable terms or at all. If the Partnership or CONSOL Mining fails to obtain refinancing for our revolving credit facility prior to the completion of the spin-off and CONSOL Energy nevertheless elected to consummate the spin-off, the spin-off would trigger a default under our revolving credit facility. Upon such a default, unless waived, our lenders would have all remedies available to a secured lender including terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, and institute foreclosure proceedings against us or our assets and force us and our subsidiaries into bankruptcy or liquidation.

Cash Flows

	Nine Months Ended September 30,
	2017	2016	Variance
	(in thousands)
Cash flows provided by operating activities	$60,783	$47,324	$13,459
Cash used in investing activities	$(10,761)	$(31,048)	$20,287
Cash used in financing activities	$(56,233)	$(16,496)	$(39,737)

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016:

Cash flows provided by operating activities increased $13,459 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in Net Income.

Cash used in investing activities decreased $20,287 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as a result of a $21,500 payment related to the PA Mining Acquisition in the nine months ended September 30, 2016 and increased proceeds from sale of assets of $1,479. This was offset against an increase in capital expenditures of $2,692. The increase in capital expenditures is due to the following items:

	Nine Months Ended September 30,
	2017	2016	Variance
	(in thousands)
Building and Infrastructure	$5,992	$6,201	$(209)
Refuse Storage Area	4,207	397	3,810
Equipment Purchases and Rebuilds	1,479	2,042	(563)
Water Treatment Systems	164	208	(44)
Other	419	721	(302)
Total Capital Expenditures	$12,261	$9,569	$2,692

Cash flows used in financing activities increased by $39,737 from $16,496 for the nine months ended September 30, 2016 to $56,233 for the nine months ended September 30, 2017. The increase was primarily due to a $36,000 difference in our revolving credit facility activity in the period-to-period comparison, which was comprised of $23,000 in borrowings during the nine months ended September 30, 2016 versus $13,000 of payments during the nine months ended September 30, 2017. The increase was also attributable to an increase in cash distributions of $11,664 in the period-to-period comparison. This was primarily due to cash distributions made to Class A Preferred Units during the nine months ended September 30, 2017 and the suspension of the second quarter subordinated units distributions for the nine months ended September 30, 2016. There were no distributions made to Class A Preferred Units during the nine months ended September 30, 2016. The period-to-period increase was offset, in part, by a change of $8,953 in the net change in parent advances. The remaining variance is due to various transactions throughout both periods, none of which are individually material.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following: generation of sufficient distributable cash flow to support the payment of minimum quarterly distributions; changes in coal prices or the costs of mining or transporting coal; uncertainty in estimating economically recoverable coal reserves and replacement of reserves; our ability to develop our existing coal reserves and successfully execute our mining plans; changes in general economic conditions, both domestically and globally; competitive conditions within the coal industry; changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers; the availability and price of coal to the consumer compared to the price of alternative and competing fuels; competition from the same and alternative energy sources; energy efficiency and technology trends; our ability to successfully implement our business plan and strategy for growth; the price and availability of debt and equity financing; operating hazards and other risks incidental to coal mining; major equipment failures and difficulties in obtaining equipment, parts and raw materials; availability, reliability and costs of transporting coal; adverse or abnormal geologic conditions, which may be unforeseen; natural disasters, weather-related delays, casualty losses and other matters beyond our control; interest rates; labor availability, relations and other workforce factors; defaults by our sponsor under our operating agreement and employee services agreement; changes in availability and cost of capital; changes in our tax status; delays in the receipt of, failure to receive or revocation of necessary governmental permits; defects in title or loss of any leasehold interests with respect to our properties; the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof; the effect of new or expanded greenhouse gas regulations; the effects of litigation; uncertainties as whether and when the spin-off will be completed; diversion of management's attention from the operation of the Pennsylvania Mining Complex due to the possible spin-off; the impact of having a new sponsor of the Partnership and the related risks related to the new sponsor; the possibility that the spin-off will trigger an event of default under the revolving credit facility and the related possibly that the proposed refinancing of the Revolving Credit Agreement through an intercompany loan agreement will not be completed and other factors discussed in our 2016 Form 10-K under “Part I - Item 1A. Risk Factors,” as updated by any subsequent Quarterly Reports on Form 10-Q, all of which are on file with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our exposures to market risk since December 31, 2016.
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of our general partner, an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was conducted as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to paragraph one within Part 1, Item 1. Financial Statements, “Note 10. Commitments and Contingent Liabilities,” which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

The following risk factor should be read in conjunction with our risk factors described in “Part I - Item 1A. Risk Factors” of our 2016 Form 10-K. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There can be no assurance that CONSOL Energy will complete its proposed separation into two separate publicly-traded companies: (i) a natural gas exploration and production (E&P) company, and (ii) a coal company.

As discussed above, our current sponsor CONSOL Energy intends to separate into two separate publicly-traded companies: (i) a natural gas exploration and production (E&P) company, and (ii) a coal company whose assets will include CONSOL Energy’s remaining ownership in the Pennsylvania Mining Complex and CONSOL Energy’s current ownership of an approximate 1.7% general partner interest and 59.8% limited partner interest in the Partnership (the “spin-off”). CONSOL Mining will be our new sponsor on completion of the proposed spin-off. The Registration Statement on Form 10 relating to the spin-off has not yet been declared effective by the SEC, and completion of the spin-off is subject to various conditions including approval by the board of directors of CONSOL Energy. There can be no assurance that the spin-off will be completed. In addition, we cannot predict the timing of the completion of the spin-off or the final structure of any agreements to be entered into in connection with the spin-off that relate to the general partner, the Partnership and our business, the Pennsylvania Mining Complex, our credit arrangements and the various related party agreements between CONSOL Energy and us (including the operating agreement and the omnibus agreement).

If the potential spin-off does not occur or is delayed, our strategic options may be limited and, as a result, our business prospects may be negatively affected. In addition, if the spin-off is not completed for any reason, we may be subject to a number of other risks, including the following:

•
the current market price of our common units may reflect a market assumption that the spin-off will occur and a failure by CONSOL Energy to complete the spin-off could result in a decline in the market price of our common units or adversely impact our relationships with employees, customers or other business partners; and

There may be substantial disruption to our business and distraction of our management and employees as a result of the proposed spin-off by CONSOL Energy, and the uncertainty associated with the proposed transaction may otherwise adversely impact our operations and relationships with key stakeholders.

There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the proposed spin-off by CONSOL Energy may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to the Partnership.

In addition, the uncertainty surrounding whether or when the spin-off will occur and other aspects of the spin-off, may adversely affect our ability to enter into new customer agreements or extend or expand existing customer relationships if potential and existing customers choose to wait to learn whether the transaction will proceed before committing to new, extended or expanded customer relationships with us. Similarly, suppliers, vendors and other businesses or organizations that we may seek to contract with or expand existing relationships with us may choose to wait to enter into new agreements or arrangements or change existing agreements or arrangements with us. If such uncertainty continues for a protracted period, our ability to secure new, extended or expanded customer relationships may be adversely affected, or we may be compelled to pay higher fees or incur new or higher expenses to operate and maintain our business. We cannot predict whether or when any adverse effects on our business will result from these uncertainties, but such effects, if any, could materially and adversely affect our revenues and results of operations in future periods.

Furthermore, the uncertainty surrounding the potential spin-off may adversely affect our ability to attract and retain qualified personnel. We operate in an industry that currently experiences a high level of competition among different companies for qualified and experienced personnel. The uncertainty relating to the possibility of the spin-off may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among the management and employee personnel necessary to operate our business or difficulties or increased expense incurred to replace any personnel who leave, could materially adversely affect our business or results of operations.

The completion of the spin-off would constitute a change of control under our revolving credit facility, which would be an event of default under our revolving credit facility. If the Partnership or CONSOL Mining failed to obtain refinancing for our revolving credit facility and CONSOL Energy nevertheless elected to consummate the spin-off, upon a default, unless waived, our lenders would have all remedies available to a secured lender including terminate their commitments, cease making further loans, cause their loans to become due and payable in full, and institute foreclosure proceedings against us or our assets and force us and our subsidiaries into bankruptcy or liquidation.
The completion of the spin-off will constitute a change of control under our revolving credit facility, which is an event of default under our revolving credit facility. Although we expect that our revolving credit facility will be refinanced in connection with the completion of the spin-off, CONSOL Mining is not obligated to do so and, consequently, there is no assurance that such refinancing will occur on acceptable terms or at all. If the Partnership or CONSOL Mining failed to obtain refinancing for our revolving credit facility and CONSOL Energy nevertheless elected to consummate the spin-off, the spin-off would trigger a default under our revolving credit facility. Upon such a default, unless waived, our lenders would have all remedies available to a secured lender including terminate their commitments, cease making further loans, cause their loans to become immediately due and payable in full, and institute foreclosure proceedings against us or our assets and force us and our subsidiaries into bankruptcy or liquidation.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

10.1
Form of First Amendment To Amendment and Restatement of Master Cooperation and Safety Agreement by and between CNX Thermal Holdings LLC, CONSOL Pennsylvania Coal Company LLC and Conhrein Coal Company and CNX Gas Company LLC dated July 7, 2015, dated January 7, 2016
Filed herewith

10.2	Separation of Employment and General Release Agreement effective August 2, 2017 by and among CNX Coal Resources GP LLC, CONSOL Pennsylvania Coal Company LLC, CONSOL Energy Inc. and Lorraine Ritter	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2017, furnished in XBRL).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2017

CNX Coal Resources LP

By:	CNX Coal Resources GP LLC, its general partner
By:	/s/ JAMES A. BROCK
James A. Brock
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	CNX Coal Resources GP LLC, its general partner
By:	/s/ DAVID M. KHANI
David M. Khani
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

By:	CNX Coal Resources GP LLC, its general partner
By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)