Form 10-Q
period 2018-03-31
CONSOL Coal Resources LP
filed 2018-05-03
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
CONSOL Coal Resources LP had 15,909,323 common units, 11,611,067 subordinated units and a 1.7% general partner interest outstanding at April 18, 2018.

Significant Relationships and Other Terms Referenced in this Quarterly Report

•
“Affiliated Company Credit Agreement” refers to an agreement entered into on November 28, 2017 among the Partnership and certain of its subsidiaries (collectively, the “Credit Parties”), CONSOL Energy, as lender and administrative agent, and PNC Bank, National Association, as collateral agent (“PNC”). The Affiliated Company Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $275 million to be provided by CONSOL Energy, as lender;

•
“Class A Preferred Units” refers to the convertible preferred units representing limited partner interests in CONSOL Coal Resources LP. The Partnership issued 3,956,496 Class A Preferred Units to CNX on September 30, 2016. On October 2, 2017 the 3,956,496 Class A Preferred Units were converted to common units on a one-for-one basis, in accordance with our Partnership Agreement. The key terms of the Class A Preferred Units were described in our Annual Report on Form 10-K for the year ended December 31, 2016;

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

•
“Pennsylvania Mining Complex” refers to the coal mines, coal reserves and related assets and operations, located primarily in southwestern Pennsylvania. The Pennsylvania Mining Complex was owned 80% by CNX and 20% by CONSOL Thermal Holdings from July 2015 until the closing of the PA Mining Acquisition in September 2016. Following the PA Mining Acquisition until November 28, 2017, the Pennsylvania Mining Complex was owned 75% by CNX and its subsidiaries and 25% by CONSOL Thermal Holdings. In connection with the separation on November 28, 2017, CNX’s 75% undivided interest in the Pennsylvania Mining Complex was transferred to CONSOL Energy;

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

•
“preferred units” refer to any limited partnership interests, other than the common units and subordinated units, issued in accordance with the Partnership Agreement that, as determined by our general partner, have special voting rights to which our common units are not entitled. As of the date of this Quarterly Report on Form 10-Q, there are no outstanding preferred units;

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

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Coal Revenue	$87,752	$79,112
Freight Revenue	4,472	3,070
Other Income	2,277	1,098
Total Revenue and Other Income	94,501	83,280

Operating and Other Costs [1]	52,287	49,883
Depreciation, Depletion and Amortization	10,814	10,521
Freight Expense	4,472	3,070
Selling, General and Administrative Expenses [2]	3,020	3,283
Interest Expense, Net [3]	1,951	2,457
Total Costs	72,544	69,214
Net Income	$21,957	$14,066

Net Income Attributable to General and Limited Partner Ownership Interest in CONSOL Coal Resources	$21,957	$14,066
Less: General Partner Interest in Net Income	372	243
Less: Net Income Allocable to Class A Preferred Units	—	1,851
Net Income Allocable to Limited Partner Units - Basic	$21,585	$11,972
Add: Net Income Allocable to Class A Preferred Units	—	1,851
Net Income Allocable to Limited Partner Units - Diluted	$21,585	$13,823

Net Income per Limited Partner Unit - Basic	$0.79	$0.51
Net Income per Limited Partner Unit - Diluted	$0.78	$0.50

Limited Partner Units Outstanding - Basic	27,482,544	23,292,099
Limited Partner Units Outstanding - Diluted	27,567,690	27,379,800

Cash Distributions Declared per Unit [4]
Common Unit	$0.5125	$0.5125
Subordinated Unit	$0.5125	$0.5125

1 Related Party of $685 and $872 for the three months ended March 31, 2018 and March 31, 2017, respectively.
2 Related Party of $1,645 and $717 for the three months ended March 31, 2018 and March 31, 2017, respectively.
3Related party of $1,951 and $0 for the three months ended March 31, 2018 and March 31, 2017, respectively.
4 Represents the cash distributions declared related to the period presented. See Note 15 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net Income	$21,957	$14,066

Recognized Net Actuarial Gain	(2)	(39)
Other Comprehensive Loss	(2)	(39)

Comprehensive Income	$21,955	$14,027

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$748	$1,533
Trade Receivables	30,772	31,473
Other Receivables	1,431	1,970
Inventories	14,121	12,303
Prepaid Expenses	4,404	4,428
Total Current Assets	51,476	51,707
Property, Plant and Equipment:
Property, Plant and Equipment	919,878	910,468
Less—Accumulated Depreciation, Depletion and Amortization	493,758	483,410
Total Property, Plant and Equipment—Net	426,120	427,058
Other Assets:
Other	14,683	15,474
Total Other Assets	14,683	15,474
TOTAL ASSETS	$492,279	$494,239

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts Payable	$16,937	$19,718
Accounts Payable—Related Party	935	3,071
Other Accrued Liabilities	45,345	44,179
Total Current Liabilities	63,217	66,968
Long-Term Debt:
Affiliated Company Credit Agreement—Related Party	187,000	196,583
Capital Lease Obligations	3,768	73
Total Long-Term Debt	190,768	196,656
Other Liabilities:
Pneumoconiosis Benefits	4,205	3,833
Workers’ Compensation	3,453	3,404
Asset Retirement Obligations	9,808	9,615
Other	603	607
Total Other Liabilities	18,069	17,459
TOTAL LIABILITIES	272,054	281,083
Partners’ Capital:
Common Units (15,906,728 Units Outstanding at March 31 2018; 15,789,106 Units Outstanding at December 31, 2017)	209,758	205,974
Subordinated Units (11,611,067 Units Outstanding at March 31, 2018 and December 31, 2017)	(12,068)	(15,225)
General Partner Interest	12,094	11,964
Accumulated Other Comprehensive Income	10,441	10,443
Total Partners’ Capital	220,225	213,156
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$492,279	$494,239

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in thousands)

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	$205,974	$(15,225)	$11,964	$10,443	$213,156
(unaudited)
Net Income	12,477	9,108	372	—	21,957
Unitholder Distributions	(8,153)	(5,951)	(242)	—	(14,346)
Unit Based Compensation	359	—	—	—	359
Units Withheld for Taxes	(899)	—	—	—	(899)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(2)	(2)
Balance at March 31, 2018	$209,758	$(12,068)	$12,094	$10,441	$220,225

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$21,957	$14,066
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	10,814	10,521
(Gain) Loss on Sale of Assets	(76)	3
Unit Based Compensation	359	866
Other Adjustments to Net Income	—	224
Changes in Operating Assets:
Accounts and Notes Receivable	1,240	(2,362)
Inventories	(1,818)	(1,225)
Prepaid Expenses	224	(5)
Changes in Other Assets	791	268
Changes in Operating Liabilities:
Accounts Payable	(1,931)	(3,069)
Accounts Payable—Related Party	(2,136)	98
Other Operating Liabilities	(575)	(1,860)
Changes in Other Liabilities	415	137
Net Cash Provided by Operating Activities	29,264	17,662
Cash Flows from Investing Activities:
Capital Expenditures	(4,929)	(2,030)
Proceeds from Sales of Assets	75	—
Net Cash Used in Investing Activities	(4,854)	(2,030)
Cash Flows from Financing Activities:
Payments on Capitalized Leases	(367)	(26)
Net Payments on Related Party Long-Term Notes	(9,583)	—
Net Payments on Revolver	—	(4,000)
Payments for Unitholder Distributions	(14,346)	(14,050)
Units Withheld for Taxes	(899)	(807)
Net Cash Used in Financing Activities	(25,195)	(18,883)
Net Decrease in Cash	(785)	(3,251)
Cash at Beginning of Period	1,533	9,785
Cash at End of Period	$748	$6,534

Non-Cash Investing and Financing Activities:
Capital Lease	$5,658	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit amounts)
NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

For the three months ended March 31, 2018 and 2017, the unaudited Consolidated Financial Statements include the accounts of CONSOL Operating and CONSOL Thermal Holdings, wholly owned and controlled subsidiaries.

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

Recent Accounting Pronouncements:

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Update 2018-01 - Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842. This update, if elected, would not require an entity to reassess the accounting treatment of existing land easements not currently accounted for as a lease under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted for all entities. Management is currently evaluating the impact this guidance may have on the Partnership’s financial statements.

In February 2016, the FASB issued Update 2016-02 - Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions. This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted for all entities. Management is currently evaluating the impact this guidance may have on the Partnership’s financial statements, specifically as it relates to potential embedded leases contained within long-term contracts.

NOTE 2—REVENUE:

The following table disaggregates our revenue by major source for the period ended March 31, 2018:

Three Months Ended March 31, 2018
Coal Revenue	$87,752
Freight Revenue	4,472
Total Revenue from Contracts with Customers	$92,224

ASU 2014-09 - Revenue from Contracts with Customers. On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method. There was no cumulative adjustment to the opening balance of retained earnings as a result of initially applying the new revenue standard. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis. Our revenue continues to be recognized when title passes to the customer.

Coal Revenue

Revenues are recognized when title passes to the customers and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility and, on occasion, at terminal locations or other customer destinations. Our coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price related adjustments in addition to a fixed base price per ton. None of the Partnership's coal contracts allow for retroactive adjustments to pricing after title to the coal has passed.

Some of our contracts span multiple years and have annual pricing modification, based upon market-driven or inflationary adjustments, where no additional value is exchanged. Also, our contracts contain favorable electric power price related adjustments, which represent market-driven price adjustments, wherein there is no additional value being exchanged. Management believes that the invoice price is the most appropriate rate at which to recognize revenue.

While we do, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs would be immaterial to our net income. As of and for the three months ended March 31, 2018, we do not have any capitalized costs to obtain customer contracts on our balance sheet nor have we recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Partnership has not recognized any revenue in the current period that is not a result of current period performance.

Freight Revenue

Some of our coal contracts require that we sell our coal at locations other than our central preparation plant. The cost to transport our coal to the ultimate sales point is passed through to our customers and we recognize the freight revenue equal to the transportation cost when title of the coal passes to the customer.
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

The following table illustrates the Partnership’s calculation of net income per unit for common units and subordinated units (in thousands, except for per unit information):

	Three Months Ended March 31,
	2018	2017
Net Income	$21,957	$14,066
Less: General Partner Interest in Net Income	372	243
Less: Net Income Allocable to Class A Preferred Units	—	1,851
Net Income Allocable to Limited Partner Units	$21,585	$11,972

Net Income Allocable to Common Units - Basic	12,477	6,014
Add: Net Income Allocable to Class A Preferred Units	—	1,851
Net Income Allocable to Common Units - Diluted	$12,477	$7,865

Net Income Allocable to Subordinated Units - Basic & Diluted	$9,108	$5,958

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	15,871,477	11,681,032
Subordinated Units	11,611,067	11,611,067
Total	27,482,544	23,292,099

Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	15,956,623	15,768,733
Subordinated Units	11,611,067	11,611,067
Total	27,567,690	27,379,800

Net Income Per Limited Partner Unit - Basic
Common Units	$0.79	$0.51
Subordinated Units	$0.78	$0.51
Net Income Per Limited Partner Unit - Basic	$0.79	$0.51

Net Income Per Limited Partner Unit - Diluted
Common Units	$0.78	$0.50
Subordinated Units	$0.78	$0.51
Net Income Per Limited Partner Unit - Diluted	$0.78	$0.50
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
There were 129,850 and 369,210 phantom units excluded from the computation of the diluted earnings per unit because their effect would be anti-dilutive for the three months ended March 31, 2018 and March 31, 2017, respectively.
NOTE 4—INVENTORIES:

	March 31, 2018	December 31, 2017
Coal	$4,276	$2,853
Supplies	9,845	9,450
Total Inventories	$14,121	$12,303

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
NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2018	December 31, 2017
Coal and other plant and equipment	$616,143	$607,314
Coal properties and surface lands	122,680	122,377
Airshafts	95,836	95,566
Mine development	81,538	81,538
Coal advance mining royalties	3,681	3,673
Total property, plant and equipment	919,878	910,468
Less: Accumulated depreciation, depletion and amortization	493,758	483,410
Total Net Property, Plant and Equipment	$426,120	$427,058

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

As of March 31, 2018 and December 31, 2017, property, plant and equipment includes gross assets under capital lease of $6,050 and $625, respectively. Accumulated amortization for capital leases was $634 and $473 at March 31, 2018 and December 31, 2017, respectively. Amortization expense for assets under capital leases approximated $327 and $24 for the three months ended March 31, 2018 and 2017, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.
NOTE 6—OTHER ACCRUED LIABILITIES:

	March 31, 2018	December 31, 2017
Subsidence liability	$22,315	$22,430
Longwall equipment buyout	5,837	5,658
Accrued payroll and benefits	3,202	3,219
Equipment lease rental	2,657	2,906
Accrued other taxes	1,972	1,399
Accrued interest (related party)	2,131	824
Goods received, not invoiced	1,013	1,057
Other	1,795	4,012
Current portion of long-term liabilities:
Workers’ compensation	1,403	1,381
Capital leases	1,818	77
Asset retirement obligations	881	881
Pneumoconiosis benefits	185	195
Long-term disability	136	140
Total Other Accrued Liabilities	$45,345	$44,179

NOTE 7—LONG-TERM DEBT:

	March 31, 2018	December 31, 2017
Affiliated Company Credit Agreement	$187,000	$196,583

Total Long-Term Debt	$187,000	$196,583

Affiliated Company Credit Agreement

On November 28, 2017, the Credit Parties entered into the Affiliated Company Credit Agreement by and among the Credit Parties, CONSOL Energy, as lender and administrative agent, and PNC. The Affiliated Company Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $275,000 to be provided by CONSOL Energy, as lender. In connection with the completion of the separation and the Partnership’s entry into the Affiliated Company Credit Agreement, the Partnership made an initial draw of $200,583, the net proceeds of which were used to repay the PNC Revolving Credit Facility, to provide working capital for the Partnership following the separation and for other general corporate purposes. Additional drawings under the Affiliated Company Credit Agreement are available for general partnership purposes. The Affiliated Company Credit Agreement matures on February 27, 2023. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the PNC Revolving Credit Facility, including the list of entities that act as guarantors thereunder. The obligations under the Affiliated Company Credit Agreement are guaranteed by the Partnership’s subsidiaries and secured by substantially all of the assets of the Partnership and its subsidiaries pursuant to the security agreement and various mortgages.

Interest on outstanding obligations under our Affiliated Company Credit Agreement accrues at a fixed rate ranging from 3.75% to 4.75%, depending on the total net leverage ratio. The unused portion of our Affiliated Company Credit Agreement is subject to a commitment fee of 0.50% per annum.

The Partnership had available capacity under the Affiliated Company Credit Agreement of $88,000 and $78,417 as of March 31, 2018 and December 31, 2017, respectively. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at March 31, 2018 and December 31, 2017 was accrued at a rate of 4.25%. The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios.

For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At March 31, 2018, the first lien gross leverage ratio was 1.77 to 1.00 and the total net leverage ratio was 1.77 to 1.00.
NOTE 8—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The Partnership is obligated to CONSOL Energy for medical and disability benefits to certain CPCC employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease and is also obligated to CONSOL Energy to compensate certain individuals who are entitled benefits under workers’ compensation laws.

	CWP		Workers’ Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Service cost	$372	$283	$366	$320
Interest cost	36	18	35	33
Amortization of actuarial gain	(5)	(34)	(1)	(8)
State administrative fees and insurance bond premiums	—	—	7	57
Net periodic benefit cost	$403	$267	$407	$402
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Affiliated Company Credit Agreement - Related Party	$187,000	$187,000	$196,583	$196,583
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

At March 31, 2018, the Partnership was contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $74,150. The instruments are comprised of $301 of letters of credit expiring in the next year, $64,212 of environmental surety bonds expiring within the next three years, and $9,637 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

NOTE 11—RECEIVABLES FINANCING AGREEMENT

On November 30, 2017, (i) CONSOL Marine Terminals LLC, formerly known as CNX Marine Terminals LLC, as an originator of receivables, (ii) CPCC, as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”). Concurrently, (i) CONSOL Thermal Holdings, as sub-originator, and (ii) CPCC, as buyer and as initial servicer of the receivables for itself and CONSOL Thermal Holdings, entered into a Sub-Originator Agreement (the “Sub-Originator PSA”). In addition, on that date, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CPCC, as initial servicer, (iii) PNC, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”).

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

As of March 31, 2018, the Partnership, through CONSOL Thermal Holdings, sold $30,772 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
NOTE 12—RELATED PARTY:

CONSOL Energy

In conjunction with the IPO, the Partnership entered into several agreements, including an omnibus agreement, with CNX. In connection with the PA Mining Acquisition, on September 30, 2016, the then General Partner and the Partnership entered into the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”) with CNX and certain of its subsidiaries. Under the Amended Omnibus Agreement, CNX would indemnify the Partnership for certain liabilities, including those relating to:

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

On November 28, 2017, in connection with the separation, the general partner, the Partnership, CNX, CONSOL Energy and certain of its subsidiaries entered into the First Amendment to the First Amended and Restated Omnibus Agreement (the “First Amendment to Omnibus Agreement”), dated September 30, 2016, to, among other things:

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

•	make certain adjustments to the indemnification obligations of the parties.

Charges for services from CONSOL Energy include the following:

	Three Months Ended March 31,
	2018	2017
Operating and Other Costs	$685	$872
Selling, General and Administrative Expenses	1,645	717
Total Services from CONSOL Energy	$2,330	$1,589

Operating and Other Costs includes service costs for pension and insurance expenses. Selling, General and Administrative Expenses include charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by CONSOL Energy. Since November 28, 2017, certain administrative services historically incurred by the Partnership are now incurred by CONSOL Energy and the Partnership's portion is reimbursed to CONSOL Energy.

For the period ended March 31, 2018, $2,134 of interest was incurred on the Affiliated Company Credit Agreement, of which $1,951 is included in Interest Expense in the Consolidated Statements of Operations, and $183 was capitalized and included in Property, Plant, and Equipment on the Consolidated Balance Sheets. Interest is calculated based upon a fixed rate, determined quarterly, depending on the total net leverage ratio. For the period ended March 31, 2018, the weighted average interest rate was 4.25%. See Note 7 - Long-Term Debt for more information.

At March 31, 2018 and December 31, 2017, the Partnership had a net payable to CONSOL Energy in the amount of $935 and $3,071, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.
NOTE 13—LONG-TERM INCENTIVE PLAN:

Under the CONSOL Coal Resources LP 2015 Long-Term Incentive Plan (the “LTIP”), our general partner may issue long-term equity-based awards to directors, officers and employees of our general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services for us. These awards are intended to compensate the recipients thereof based on the performance of our common units and their continued service during the vesting period, as well as to align their long-term interests with those of our unitholders. We are responsible for the cost of awards granted under the LTIP and all determinations with respect to awards to be made under the LTIP will be made by the board of directors of our general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law, which we refer to as the plan administrator.

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

The general partner has granted equity-based phantom units that vest over a period of a director’s continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership recognized $360 and $866 of compensation expense for the three months ended March 31, 2018 and March 31, 2017 respectively, which is included in Selling, General and Administrative Expense in the Consolidated Statements of Operations. As of March 31, 2018, there is $2,978 of unearned compensation that will vest over a weighted average period of 1.60 years. The total fair value of restricted stock units vested during the three months ended March 31, 2018 and March 31, 2017 was $2,419 and $1,134, respectively. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2017	401,409	$14.87
Granted	18,807	$15.95
Vested	(174,005)	$13.90
Forfeited	(5,276)	$15.37
Nonvested at March 31, 2018	240,935	$15.65

NOTE 14—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND FINANCE SUBSIDIARY OF POSSIBLE FUTURE PUBLIC DEBT:

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
NOTE 15—SUBSEQUENT EVENTS:

On April 25, 2018, the Board of Directors of our general partner declared a cash distribution to the Partnership’s unitholders for the quarter ended March 31, 2018 of $0.5125 per common and subordinated unit. The cash distribution will be paid on May 15, 2018 to the unitholders of record at the close of business on May 8, 2018.

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
Overview

We are a master limited partnership formed by CNX in 2015 to manage and further develop all of its coal operations in Pennsylvania. Our primary strategy for growing our business and increasing distributions to our unitholders is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. The primary component of our growth strategy is based upon our expectation of future divestitures by CONSOL Energy to us of portions of its retained 75% undivided interest in the Pennsylvania Mining Complex. At March 31, 2018, the Partnership’s assets include a 25% undivided interest in, and operational control over, CONSOL Energy’s Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu bituminous thermal coal that is sold primarily to electric utilities in the eastern United States. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

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

Cost of coal sold, cash cost of coal sold, average cash margin per ton, adjusted EBITDA and distributable cash flow normalize the volatility contained within comparable GAAP measures by adjusting certain non-operating or non-cash transactions. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

We define distributable cash flow as (i) net income (loss) before net interest expense, depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as Unit Based Compensation, less net cash interest paid and estimated maintenance capital expenditures, which is defined as those forecasted average capital expenditures required to maintain, over the long-term, the operating capacity of our capital assets. These estimated capital expenditures do not reflect the actual cash capital incurred in the period presented. Distributable cash flow will not reflect changes in working capital balances. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. We define distribution coverage ratio as a ratio of the distributable cash flow to the distributions, which is the $0.5125 per quarter distribution for all limited partner units, including common and subordinated, issued for the periods presented.

The following table presents a reconciliation of cash cost of coal sold to total costs, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2018	2017
Total Costs	$72,544	$69,214
Freight Expense	(4,472)	(3,070)
Selling, General and Administrative Expenses	(3,020)	(3,283)
Interest Expense	(1,951)	(2,457)
Other Costs (Non-Production)	(4,026)	(1,493)
Depreciation, Depletion and Amortization (Non-Production)	(540)	(550)
Cost of Coal Sold	$58,535	$58,361
Depreciation, Depletion and Amortization (Production)	$(10,274)	$(9,971)
Cash Cost of Coal Sold	$48,261	$48,390

The following table presents a reconciliation of average cash margin per ton to coal revenue, the most directly comparable GAAP financial measure for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended March 31,
	2018	2017
Coal Revenue	$87,752	$79,112
Operating and Other Costs	52,287	49,883
Less: Other Costs (Non-Production)	(4,026)	(1,493)
Cash Cost of Coal Sold	48,261	48,390
Depreciation, Depletion and Amortization	10,814	10,521
Less: Depreciation, Depletion and Amortization (Non-Production)	(540)	(550)
Cost of Coal Sold	$58,535	$58,361
Total Tons Sold	1,656	1,690
Average Revenue Per Ton Sold	$52.98	$46.80
Average Cash Cost Per Ton Sold	29.21	28.75
Depreciation, Depletion and Amortization Per Ton Sold	6.13	5.77
Average Cost Per Ton Sold	35.34	34.52
Average Margin Per Ton Sold	17.64	12.28
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.13	5.77
Average Cash Margin Per Ton Sold	$23.77	$18.05

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

	Three Months Ended March 31,
	2018	2017
Net Income	$21,957	$14,066
Plus:
Interest Expense	1,951	2,457
Depreciation, Depletion and Amortization	10,814	10,521
Unit Based Compensation	359	866
Adjusted EBITDA	$35,081	$27,910
Less:
Cash Interest	828	2,161
Distributions to Preferred Units[1]	—	1,851
Estimated Maintenance Capital Expenditures	8,963	8,989
Distributable Cash Flow	$25,290	$14,909

Net Cash Provided by Operating Activities	$29,264	$17,662
Plus:
Interest Expense	1,951	2,457
Other, Including Working Capital	3,866	7,791
Adjusted EBITDA	$35,081	$27,910
Less:
Cash Interest	828	2,161
Distributions to Preferred Units[1]	—	1,851
Estimated Maintenance Capital Expenditures	8,963	8,989
Distributable Cash Flow	$25,290	$14,909
Minimum Quarterly Distributions	$14,346	$12,228
Distribution Coverage Ratio	$1.8	$1.2
1Distributions to Preferred Units represents income attributable to preferred units prior to conversion.

Results of Operations

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Total net income was $21,957 for the three months ended March 31, 2018 compared to $14,066 for the three months ended March 31, 2017. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	March 31,
	2018	2017	Variance
	(in thousands)
Revenue:
Coal Revenue	$87,752	$79,112	$8,640
Freight Revenue	4,472	3,070	1,402
Other Income	2,277	1,098	1,179
Total Revenue and Other Income	94,501	83,280	11,221
Cost of Coal Sold:
Operating Costs	48,261	48,390	(129)
Depreciation, Depletion and Amortization	10,274	9,971	303
Total Cost of Coal Sold	58,535	58,361	174
Other Costs:
Other Costs	4,026	1,493	2,533
Depreciation, Depletion and Amortization	540	550	(10)
Total Other Costs	4,566	2,043	2,523
Freight Expense	4,472	3,070	1,402
Selling, General and Administrative Expenses	3,020	3,283	(263)
Interest Expense	1,951	2,457	(506)
Total Costs	72,544	69,214	3,330
Net Income	$21,957	$14,066	$7,891
Adjusted EBITDA	$35,081	$27,910	$7,171
Distributable Cash Flow	$25,290	$14,909	$10,381
Distribution Coverage Ratio	1.8	1.2	0.6

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Three Months Ended March 31,
Mine	2018	2017	Variance
Bailey	953	774	179
Enlow Fork	504	675	(171)
Harvey	218	278	(60)
Total	1,675	1,727	(52)

Coal production was 1,675 tons for the three months ended March 31, 2018 compared to 1,727 tons for the three months ended March 31, 2017. The Partnership’s coal production decreased 52 tons due to adverse geological conditions at the Enlow Fork mine and operational delays associated with a longwall move at the Harvey Mine. The decrease was offset, in part, by an increase in production at the Bailey Mine to satisfy demand.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended March 31, 2018 and 2017 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended March 31,
	2018	2017	Variance
Total Tons Sold (in thousands)	1,656	1,690	(34)
Average Revenue Per Ton Sold	$52.98	$46.80	$6.18

Average Cash Cost Per Ton Sold	$29.21	$28.75	$0.46
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.13	5.77	0.36
Total Costs Per Ton Sold	$35.34	$34.52	$0.82
Average Margin Per Ton Sold	$17.64	$12.28	$5.36
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.13	5.77	0.36
Average Cash Margin Per Ton Sold (1)	$23.77	$18.05	$5.72
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “– How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $87,752 for the three months ended March 31, 2018 compared to $79,112 for the three months ended March 31, 2017. The $8,640 increase was attributable to a $6.18 per ton higher average revenue, partially offset by a 34 ton decrease in tons sold. The decrease in tons sold was primarily driven by weather-related challenges that affected rail and port logistics and limited further upside to shipment volumes.  The higher average sales price per ton sold in the 2018 period was primarily driven by improved pricing under our netback contracts, which resulted from stronger PJM West power prices during the quarter as compared to the year-ago quarter.  Our revenue per ton sold also benefited from improved pricing under our other (non-netback) domestic contracts and from continued strength in the export markets.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $1,402 in the period-to-period comparison due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $2,277 for the three months ended March 31, 2018, compared to $1,098 for the three months ended March 31, 2017. The

$1,179 period-to-period increase was primarily due to an increase of $1,302 in sales of externally purchased coal for blending purposes only and a $76 gain from the sale of equipment during the three months ended March 31, 2018. These increases were partially offset by a $210 decrease in coal royalty income. The remaining variance is attributable to various transactions that occurred throughout both periods, none of which are individually material.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs. Total cost of coal sold was $58,535 for the three months ended March 31, 2018, or $174 higher than the $58,361 for the three months ended March 31, 2017. Total costs per ton sold were $35.34 per ton for the three months ended March 31, 2018 compared to $34.52 per ton for the three months ended March 31, 2017. The increase in the cost of coal sold was primarily driven by higher royalty and production taxes due to a $6.18 per ton higher average sales price.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $2,523 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This was primarily due to a $1,330 increase in the cost of purchased coal for blending purposes only and a $1,203 increase in demurrage charges. The remaining variance is attributable to various transactions that occurred throughout both periods, none of which are individually material.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses remained materially consistent in the period-to-period comparison.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $1,951, which primarily relates to obligations under our Affiliated Company Credit Agreement. For the three months ended March 31, 2017, $2,457 of interest expense was incurred, primarily on the PNC Revolving Credit Facility. The decrease was attributable to a lower average daily balance outstanding under the Affiliated Company Credit Agreement than had been drawn on the PNC Revolving Credit Facility in the previous year, offset partially by a higher interest rate on the Affiliated Company Credit Agreement. For a detailed explanation of our liquidity and financing arrangements, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

Adjusted EBITDA

Adjusted EBITDA was $35,081 for the three months ended March 31, 2018 compared to $27,910 for the three months ended March 31, 2017. The $7,171 increase was primarily a result of a $6.18 per ton increase in the average sales price, offset in part, by a $0.46 per ton increase in the cash cost of coal sold, resulting in a $9,472 increase in Adjusted EBITDA. This increase was offset in part, by a 34 ton decrease in tons sold resulting in a $614 decrease in Adjusted EBITDA. The remaining variance is due to changes in other income and other costs as discussed above and various other transactions that occurred throughout both periods, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $25,290 for the three months ended March 31, 2018 compared to $14,909 for the three months ended March 31, 2017. The $10,381 increase was primarily attributable to a $7,171 increase in Adjusted EBITDA as discussed above, a $1,851 decrease in distributions to holders of the Class A Preferred Units, which were all converted to common units on October 2, 2017, a $1,333 decrease in cash interest paid and a $26 decrease in Estimated Maintenance Capital Expenditures.

Capital Resources and Liquidity

Liquidity and Financing Arrangements

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Affiliated Company Credit Agreement, and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and our long-term capital expenditure requirements and to make quarterly cash distributions as declared by the board of directors of our general partner. The Partnership filed a universal shelf registration statement on Form S-3 (333-215962) on March 10, 2017 with the SEC, which was declared effective by the SEC on March 14, 2017, for an aggregate amount of $750,000 to provide the Partnership with additional flexibility to access capital markets quickly.

We expect the cash flow generated from operations in 2018 to be improved compared to 2017. We expect strong demand from the export and thermal domestic markets. In the first quarter of 2018, we took advantage of a strong leasing market and bought out longwall shields, terminating the operating leases and refinancing them as capital leases. The financing rates on the new capital leases are significantly below our weighted average cost of capital, and the transactions are immediately accretive to our cash flows. In aggregate, we expect an approximate $2,500 reduction in 2018 cash spending as a result of these refinancings. The financing charges on these capital leases are fixed and will insulate us from future increases in interest rates. Furthermore, through consistent cost control measures, we expect to provide adequate cash flows to meet our maintenance capital requirements. We started the course refuse disposal area project in 2017, which is expected to continue through 2021. Our 2018 capital needs are expected to be between $31,000 to $36,000, which is increased from 2017 levels due to additional expected capital expenditures related to the refuse disposal area project, as well as additional maintenance equipment costs and other purchases.

From time to time we change our exposure to various countries depending on the economics and profitability of coal sales. Given that coal markets are global, we expect, if possible, to offset any adverse impact from tariffs by reallocating our customer base to other countries or to the domestic US markets.

We expect to provide adequate cash flows and liquidity to meet reasonable increases in the cost of supplies that are passed on from our suppliers. We will also continue to seek alternate sources of supplies and replacement material to offset any unexpected increase in the cost of supplies.

Our Partnership Agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon financing under the Affiliated Company Credit Agreement and the issuance of debt and equity securities to fund our acquisitions and expansion capital expenditures, if any.

On April 25, 2018, the Board of Directors of our general partner declared a cash distribution to the Partnership’s unitholders for the quarter ended March 31, 2018 of $0.5125 per common and subordinated unit. The cash distribution will be paid on May 15, 2018 to the unitholders of record at the close of business on May 8, 2018.

Credit Facility (PNC Revolving Credit Facility and Affiliated Company Credit Agreement)

On July 7, 2015, the Partnership, as borrower, and certain subsidiaries of the Partnership, as guarantors, entered into the PNC Revolving Credit Facility for a $400,000 revolving credit facility with PNC, as administrative agent, and other lender parties thereto. On November 28, 2017, in connection with the separation, the Partnership paid all fees and other amounts outstanding, which aggregated to $200,583, under the PNC Revolving Credit Facility and terminated the PNC Revolving Credit Facility and the related loan documents.

On November 28, 2017, the Partnership and the other Credit Parties entered into the Affiliated Company Credit Agreement by and among the Credit Parties, CONSOL Energy, as lender and administrative agent, and PNC. The Affiliated Company Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $275,000 to be provided by CONSOL Energy, as lender. In connection with the completion of the separation and the Partnership’s entry into the Affiliated Company Credit Agreement, the Partnership made an initial draw of $200,583, the net proceeds of which were used to repay the PNC Revolving Credit Facility, to provide working capital for the Partnership following the separation and for other general corporate purposes. Additional drawings under the Affiliated Company Credit Agreement are available for general partnership purposes. The Affiliated Company Credit Agreement matures on February 27, 2023. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the PNC Revolving Credit Facility, including the list of entities that act as guarantors thereunder. The obligations under the Affiliated Company Credit Agreement are guaranteed by the Partnership’s subsidiaries and secured by substantially all of the assets of the Partnership and its subsidiaries pursuant to the security agreement and various mortgages.

Interest on outstanding obligations under our Affiliated Company Credit Agreement accrues at a fixed rate ranging from 3.75% to 4.75% depending on the total net leverage ratio. The unused portion of our Affiliated Company Credit Agreement is subject to a commitment fee of 0.50% per annum.

As of March 31, 2018, the Partnership had $187,000 thousand of borrowings outstanding under the Affiliated Company Credit Agreement, leaving $88,000 thousand of unused capacity. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at March 31, 2018 was accrued at a rate of 4.25%.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios. For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At March 31, 2018, the first lien gross leverage ratio was 1.77 to 1.00 and the total net leverage ratio was 1.77 to 1.00.

Receivables Financing Agreement

On November 30, 2017, (i) CONSOL Marine Terminals LLC, formerly known as CNX Marine Terminals LLC, as an originator of receivables, (ii) CPCC, as an originator of receivables and as initial servicer of the receivables for itself and the other Originators, each a wholly owned subsidiary of CONSOL Energy, and (iii) the SPV, a Delaware special purpose entity and wholly owned subsidiary of CONSOL Energy, as buyer, entered into the Purchase and Sale Agreement. Concurrently, (i) CONSOL Thermal Holdings, as sub-originator, and (ii) CPCC, as buyer and as initial servicer of the receivables for itself and CONSOL Thermal Holdings, entered into the Sub-Originator PSA. In addition, on that date, the SPV entered into the Receivables Financing Agreement by and among (i) the SPV, as borrower, (ii) CPCC, as initial servicer, (iii) PNC, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of the Securitization.

Pursuant to the Securitization, (i) CONSOL Thermal Holdings will sell current and future trade receivables to CPCC and (ii) the Originators will sell and/or contribute current and future trade receivables (including receivables sold to CPCC by CONSOL Thermal Holdings) to the SPV and the SPV will, in turn, pledge its interests in the receivables to PNC, which will either make loans or issue letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the Securitization may not exceed $100,000 thousand.

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

As of March 31, 2018, the Partnership, through CONSOL Thermal Holdings, had sold $30,772 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collection efforts.
Cash Flows

	Three Months Ended March 31,
	2018	2017	Variance
	(in thousands)
Cash flows provided by operating activities	$29,264	$17,662	$11,602
Cash used in investing activities	$(4,854)	$(2,030)	$(2,824)
Cash used in financing activities	$(25,195)	$(18,883)	$(6,312)

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017:

Cash flows provided by operating activities increased $11,602 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in net income for the reasons set forth above and a change in working capital.

Cash used in investing activities increased $2,824 in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of increased capital expenditures of $2,899, partially offset by increased proceeds from the sale of assets of $75. The increase in capital expenditures is due to the following items:

	Three Months Ended March 31,
	2018	2017	Variance
	(in thousands)
Refuse Storage Area	$1,999	$71	$1,928
Building and Infrastructure	1,600	1,329	271
Equipment Purchases and Rebuilds	1,123	389	734
Other	207	241	(34)
Total Capital Expenditures	$4,929	$2,030	$2,899

Cash flows used in financing activities increased by $6,312 from $18,883 for the three months ended March 31, 2017 to $25,195 for the three months ended March 31, 2018. The increase was primarily due to $9,583 of net payments made in the three months ended March 31, 2018 under the Affiliated Company Credit Agreement, which was effective as of November 28, 2017. This increase was partially offset by $4,000 of net payments that were made on the PNC Revolving Credit Facility during the three months ended March 31, 2017. There was no activity on the PNC Revolving Credit Facility during the three months ended March 31, 2018 due to its termination on November 28, 2017. The remaining increase is attributable to various transactions that occurred throughout both periods, none of which were individually material.
Off-Balance Sheet Arrangements

We do not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q.

Contractual Obligations

The following is a summary of our significant contractual obligations at March 31, 2018 (in thousands):

	Payments Due by Year
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-Term Debt	$—	$—	$187,000	$—	$187,000
Interest on Long-Term Debt	7,948	15,895	15,233	—	39,076
Capital (Finance) Lease Obligations	1,818	3,764	4	—	5,586
Interest on Capital (Finance) Lease Obligations	284	231	1	—	516
Operating Lease Obligations	6,073	10,781	6,660	2,314	25,828
Long-Term Liabilities - Employee Related (a)	1,725	3,601	3,781	7,122	16,229
Other Long-Term Liabilities (b)	35,971	952	1,174	7,949	46,046
Total Contractual Obligations	$53,819	$35,224	$213,853	$17,385	$320,281

(a) Long-term liabilities - employee related include liabilities for work-related injuries and illnesses.
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

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “continue,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	changes in coal prices or the costs of mining or transporting coal;

•	uncertainty in estimating economically recoverable coal reserves and replacement of reserves;

•	our ability to develop our existing coal reserves, acquire additional reserves and successfully execute our mining plans;

•	changes in general economic conditions, both domestically and globally;

•	competitive conditions within the coal industry;

•	changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers;

•	the availability and price of coal to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	our ability to successfully implement our business plan;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to coal mining;

•	major equipment failures and difficulties in obtaining equipment, parts and raw materials;

•	availability, reliability and costs of transporting coal;

•	adverse or abnormal geologic conditions, which may be unforeseen;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	operating in a single geographic area;

•	interest rates;

•	our reliance on a few major customers;

•	labor availability, relations and other workforce factors;

•	defaults by CONSOL Energy under our operating agreement, employee services agreement and Affiliated Company Credit Agreement;

•	restrictions in our Affiliated Company Credit Agreement that may adversely affect our business;

•	changes in our tax status;

•	delays in the receipt of, failure to receive or revocation of necessary governmental permits;

•	the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof;

•	the effect of new or expanded greenhouse gas regulations;

•	the effects of litigation;

•	conflicts of interest that may cause our general partner or CONSOL Energy to favor their own interest to our detriment;

•	the requirement that we distribute all of our available cash; and

•	other factors discussed in our 2017 Annual Report on Form 10-K under “Risk Factors,” as updated by any subsequent Quarterly Reports on Forms 10-Q, which are on file at the SEC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our exposures to market risk since December 31, 2017.
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Partnership’s general partner, including the Chief Executive Officer and the Chief Financial Officer of the general partner, an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was conducted as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner have concluded that the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to paragraph one within Part 1, Item 1. Financial Statements, “Note 10. Commitments and Contingent Liabilities,” which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

The following risk factor should be read in conjunction with our risk factors described in “Part I - Item 1A. Risk Factors” of our 2017 Form 10-K. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business could be materially and adversely affected by cybersecurity threats.

Our business could be materially and adversely affected by cybersecurity threats against the Partnership and our third party vendors and suppliers, as well as potential increased costs arising from maintaining effective cybersecurity controls and insurance coverage.

The threat of a cybersecurity attack poses a material risk to the Partnership. As a publicly traded coal mining business, we rely on information technology systems, including computer software, data hosting facilities, Internet sites and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our coal mining business. Our technologies systems and networks, and those of our business associates, may become the target of cybersecurity attacks, including without limitation malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems and materially and adversely affect us in a variety of ways, including the following:

•
unauthorized access to and potential disablement of proprietary or third party software and networks required to run our coal mining machinery and our day-to-day business operations, which could result in safety hazards, accidents, loss of production and/or increased operating costs;

•
unauthorized access to and release of confidential coal mining data, reserves information, strategic information or other sensitive or proprietary information, which could have a material adverse effect on our reputation, our ability to market our product or compete for business in the U.S. and global coal markets;

•	unauthorized access to and release of personal identifying information of employees and vendors, which could expose us to allegations that we did not sufficiently protect that information;

•	a cybersecurity attack on a vendor or service provider, which could result in supply chain disruptions and could delay or halt operations;

•	a cybersecurity attack on third-party transportation, processing or export facilities, which could delay or prevent us from transporting and marketing our production, resulting in a loss of revenues;

•	a cybersecurity attack could result in increased insurance and remediation costs, or expose us to litigation arising from data breaches, accidents or work stoppages; and

•
the ongoing and increasing threat and sophistication of cybersecurity attacks and any responsive regulations or required system enhancements could result in increased operating costs and/or capital expenditures.

The occurrence of any of the above events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability, thereby potentially materially and adversely affecting our business, financial condition, results of operations and cash flows. Certain cyber incidents may remain undetected for an extended period. At this time, we have not uncovered any active or historic material cybersecurity threat to our systems, and none of our vendors, suppliers or other third party providers have informed us of any cybersecurity threat that would materially impact our business.

Recent action and the possibility of future action on trade by U.S. and foreign governments creates uncertainty in global markets, and may adversely affect our business, financial position and results of operations.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the North American Free Trade Agreement (“NAFTA”).

In addition, the U.S. government has recently imposed tariffs on certain foreign goods, including steel and aluminum, and has indicated a willingness to impose tariffs on imports of other products. Related to this action, certain foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods, and have indicated a willingness to impose additional tariffs on U.S. products.

At this time, it remains unclear what the U.S. administration or foreign governments will or will not do with respect to recent or future tariffs, NAFTA or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact our business. Our suppliers could face additional costs to produce coal mining machinery and replacement parts, which costs could in turn be passed on to us. It is also possible that foreign governments could impose tariffs on imports of U.S. coal in the future, which would adversely impact our ability to compete in those markets. The uncertainties and potential future actions arising out of the current global trading climate could have an adverse material impact on demand for our products, our costs, customers, suppliers and/or the U.S. economy, the seaborne U.S. coal trade or certain sectors thereof and, could accordingly result in an adverse material impact to our business.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2018, furnished in XBRL).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2018

CONSOL Coal Resources LP

By:	CONSOL Coal Resources GP LLC, its general partner
By:	/s/ JAMES A. BROCK
James A. Brock
Chief Executive Officer, Chairman of the Board and Director (Duly Authorized Officer and Principal Executive Officer)

By:	CONSOL Coal Resources GP LLC, its general partner
By:	/s/ DAVID M. KHANI
David M. Khani
Chief Financial Officer and Director (Duly Authorized Officer and Principal Financial Officer)

By:	CONSOL Coal Resources GP LLC, its general partner
By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)