Form 10-Q
period 2018-06-30
CONSOL Coal Resources LP
filed 2018-08-02
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
CONSOL Coal Resources LP had 15,909,323 common units, 11,611,067 subordinated units and a 1.7% general partner interest outstanding at July 15, 2018.

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

•	“Conrhein” refers to Conrhein Coal Company, a Pennsylvania general partnership and a wholly owned subsidiary of CONSOL Energy;

•	“CONSOL Coal Finance” refers to CONSOL Coal Finance Corporation, a Delaware corporation and a direct, wholly owned subsidiary of the Partnership;

•
“CONSOL Coal Resources LP,” the “Partnership,” “we,” “our,” “us” and similar terms refer to CONSOL Coal Resources LP, a Delaware limited partnership, and its subsidiaries, with common units listed for trading on the New York Stock Exchange under the ticker “CCR.” Prior to November 28, 2017, we were called CNX Coal Resources LP and our common units traded on the New York Stock Exchange under the ticker “CNXC”;

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

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Coal Revenue	$92,674	$75,927	$180,426	$155,039
Freight Revenue	4,361	4,441	8,833	7,511
Other Income	1,022	2,104	3,299	3,202
Total Revenue and Other Income	98,057	82,472	192,558	165,752

Operating and Other Costs [1]	57,299	50,232	109,586	100,115
Depreciation, Depletion and Amortization	11,896	10,277	22,710	20,798
Freight Expense	4,361	4,441	8,833	7,511
Selling, General and Administrative Expenses [2]	3,341	3,652	6,361	6,935
Interest Expense, Net [3]	1,784	2,396	3,735	4,853
Total Costs	78,681	70,998	151,225	140,212
Net Income	$19,376	$11,474	$41,333	$25,540

Net Income Attributable to General and Limited Partner Ownership Interest in CONSOL Coal Resources	$19,376	$11,474	$41,333	$25,540
Less: General Partner Interest in Net Income	328	192	700	435
Less: Net Income Allocable to Class A Preferred Units	—	1,851	—	3,702
Net Income Allocable to Limited Partner Units	$19,048	$9,431	$40,633	$21,403

Net Income per Limited Partner Unit - Basic	$0.69	$0.40	$1.48	$0.92
Net Income per Limited Partner Unit - Diluted	$0.69	$0.40	$1.47	$0.91

Limited Partner Units Outstanding - Basic	27,520,333	23,329,702	27,501,543	23,311,004
Limited Partner Units Outstanding - Diluted	27,588,062	23,470,050	27,578,427	23,444,923

Cash Distributions Declared per Unit [4]
Common Unit	$0.5125	$0.5125	$1.0250	$1.0250
Subordinated Unit	$0.5125	$0.5125	$1.0250	$1.0250

1 Related Party of $761 and $867 for the three months ended and $1,447 and $1,739 for the six months ended June 30, 2018 and June 30, 2017, respectively.
2 Related Party of $1,953 and $737 for the three months ended and $3,598 and $1,454 for the six months ended June 30, 2018 and June 30, 2017, respectively.
3Related party of $1,784 and $0 for the three months ended and $3,735 and $0 for the six months ended June 30, 2018 and June 30, 2017, respectively.
4 Represents the cash distributions declared related to the period presented. See Note 15 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$19,376	$11,474	$41,333	$25,540

Recognized Net Actuarial Gain	(2)	(40)	(4)	(79)
Other Comprehensive Loss	(2)	(40)	(4)	(79)

Comprehensive Income	$19,374	$11,434	$41,329	$25,461

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$646	$1,533
Trade Receivables	22,857	31,473
Other Receivables	1,514	1,970
Inventories	11,018	12,303
Prepaid Expenses	3,698	4,428
Total Current Assets	39,733	51,707
Property, Plant and Equipment:
Property, Plant and Equipment	927,658	910,468
Less—Accumulated Depreciation, Depletion and Amortization	505,299	483,410
Total Property, Plant and Equipment—Net	422,359	427,058
Other Assets:
Other	14,507	15,474
Total Other Assets	14,507	15,474
TOTAL ASSETS	$476,599	$494,239

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts Payable	$21,470	$19,718
Accounts Payable—Related Party	3,455	3,071
Other Accrued Liabilities	40,390	44,179
Total Current Liabilities	65,315	66,968
Long-Term Debt:
Affiliated Company Credit Agreement—Related Party	160,500	196,583
Capital Lease Obligations	6,961	73
Total Long-Term Debt	167,461	196,656
Other Liabilities:
Pneumoconiosis Benefits	4,584	3,833
Workers’ Compensation	3,452	3,404
Asset Retirement Obligations	9,422	9,615
Other	605	607
Total Other Liabilities	18,063	17,459
TOTAL LIABILITIES	250,839	281,083
Partners’ Capital:
Common Units (15,909,323 Units Outstanding at June 30, 2018; 15,789,106 Units Outstanding at December 31, 2017)	213,126	205,974
Subordinated Units (11,611,067 Units Outstanding at June 30, 2018 and December 31, 2017)	(9,983)	(15,225)
General Partner Interest	12,178	11,964
Accumulated Other Comprehensive Income	10,439	10,443
Total Partners’ Capital	225,760	213,156
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$476,599	$494,239

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in thousands)

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	$205,974	$(15,225)	$11,964	$10,443	$213,156
(unaudited)
Net Income	23,490	17,143	700	—	41,333
Unitholder Distributions	(16,306)	(11,901)	(486)	—	(28,693)
Unit-Based Compensation	867	—	—	—	867
Units Withheld for Taxes	(899)	—	—	—	(899)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(4)	(4)
Balance at June 30, 2018	$213,126	$(9,983)	$12,178	$10,439	$225,760

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$41,333	$25,540
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	22,710	20,798
Gain on Sale of Assets	(62)	(1,400)
Unit-Based Compensation	867	1,707
Other Adjustments to Net Income	—	449
Changes in Operating Assets:
Accounts and Notes Receivable	9,072	(3,244)
Inventories	1,285	(2,516)
Prepaid Expenses	930	832
Changes in Other Assets	967	326
Changes in Operating Liabilities:
Accounts Payable	1,723	(2,460)
Accounts Payable—Related Party	384	530
Other Operating Liabilities	(1,466)	84
Changes in Other Liabilities	470	108
Net Cash Provided by Operating Activities	78,213	40,754
Cash Flows from Investing Activities:
Capital Expenditures	(12,179)	(5,472)
Proceeds from Sales of Assets	165	1,500
Net Cash Used in Investing Activities	(12,014)	(3,972)
Cash Flows from Financing Activities:
Payments on Capitalized Leases	(1,411)	(52)
Net Payments on Related Party Long-Term Notes	(36,083)	—
Net Payments on Revolver	—	(11,000)
Payments for Unitholder Distributions	(28,693)	(28,100)
Units Withheld for Taxes	(899)	(807)
Net Cash Used in Financing Activities	(67,086)	(39,959)
Net Decrease in Cash	(887)	(3,177)
Cash at Beginning of Period	1,533	9,785
Cash at End of Period	$646	$6,608

Non-Cash Investing and Financing Activities:
Capital Lease	$11,495	$—

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

For the three and six months ended June 30, 2018 and 2017, the unaudited Consolidated Financial Statements include the accounts of CONSOL Operating and CONSOL Thermal Holdings, wholly owned and controlled subsidiaries.

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

Recent Accounting Pronouncements:

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Update 2018-07 - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update seek to simplify accounting for nonemployee share-based payments by clarifying and improving the areas of the overall measurement objective, measurement date, and awards with performance conditions. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management does not expect this update to have a material impact on the Partnership's financial statements.

In January 2018, the FASB issued Update 2018-01 - Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842. This update, if elected, would not require an entity to reassess the accounting treatment of existing land easements not currently accounted for as a lease under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted for all entities. Management is currently evaluating the impact this guidance may have on the Partnership’s financial statements.

In 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets, but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. The ultimate impact of the standard will depend on the Partnership's lease portfolio as of the adoption date. CONSOL Energy has started compiling and reviewing its population of leases and assessing its systems and internal controls relating to the Partnership's accounting for leases. In addition to monitoring FASB activity regarding  ASU 2016-02, the Partnership continues to monitor various non-authoritative groups with respect to implementation issues that could affect its assessment. These changes will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

NOTE 2—REVENUE:

The following table disaggregates our revenue by major source for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Coal Revenue	$92,674	$180,426
Freight Revenue	4,361	8,833
Total Revenue from Contracts with Customers	$97,035	$189,259

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

While we do, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs would be immaterial to our net income. As of and for the three and six months ended June 30, 2018, we do not have any capitalized costs to obtain customer contracts on our balance sheet nor have we recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Partnership has not recognized any revenue in the current period that is not a result of current period performance.

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

The following table illustrates the Partnership’s calculation of net income per unit for common units and subordinated units (in thousands, except for per unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$19,376	$11,474	$41,333	$25,540
Less: General Partner Interest in Net Income	328	192	700	435
Less: Net Income Allocable to Class A Preferred Units	—	1,851	—	3,702
Net Income Allocable to Limited Partner Units	$19,048	$9,431	$40,633	$21,403

Net Income Allocable to Common Units - Basic & Diluted	$11,013	$4,737	$23,490	$10,751

Net Income Allocable to Subordinated Units - Basic & Diluted	$8,035	$4,694	$17,143	$10,652

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	15,909,266	11,718,635	15,890,476	11,699,937
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	27,520,333	23,329,702	27,501,543	23,311,004

Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	15,976,995	11,858,983	15,967,360	11,833,856
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	27,588,062	23,470,050	27,578,427	23,444,923

Net Income Per Limited Partner Unit - Basic
Common Units	$0.69	$0.40	$1.48	$0.92
Subordinated Units	$0.69	$0.40	$1.48	$0.92
Net Income Per Limited Partner Unit - Basic	$0.69	$0.40	$1.48	$0.92

Net Income Per Limited Partner Unit - Diluted
Common Units	$0.69	$0.40	$1.47	$0.91
Subordinated Units	$0.69	$0.40	$1.48	$0.92
Net Income Per Limited Partner Unit - Diluted	$0.69	$0.40	$1.47	$0.91
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
There were 126,799 and 365,131 phantom units excluded from the computation of the diluted earnings per unit because their effect would be anti-dilutive for the three and six months ended June 30, 2018 and June 30, 2017, respectively. Diluted net income per limited partner unit does not reflect the potential dilution that could occur if the preferred units of the partnership were converted to common units because the effect would be anti-dilutive for the three and six months ended June 30, 2017.
NOTE 4—INVENTORIES:

	June 30, 2018	December 31, 2017
Coal	$1,231	$2,853
Supplies	9,787	9,450
Total Inventories	$11,018	$12,303

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
NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2018	December 31, 2017
Coal and Other Plant and Equipment	$622,411	$607,314
Coal Properties and Surface Lands	122,874	122,377
Airshafts	97,143	95,566
Mine Development	81,538	81,538
Coal Advance Mining Royalties	3,692	3,673
Total Property, Plant and Equipment	927,658	910,468
Less: Accumulated Depreciation, Depletion and Amortization	505,299	483,410
Total Property, Plant and Equipment, Net	$422,359	$427,058

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

As of June 30, 2018 and December 31, 2017, property, plant and equipment includes gross assets under capital lease of $11,881 and $625, respectively. Accumulated amortization for capital leases was $1,596 and $473 at June 30, 2018 and December 31, 2017, respectively. Amortization expense for assets under capital leases approximated $968 and $24 for the three months ended and $1,295 and $48 for the six months ended June 30, 2018 and 2017, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.
NOTE 6—OTHER ACCRUED LIABILITIES:

	June 30, 2018	December 31, 2017
Subsidence Liability	$22,815	$22,430
Accrued Payroll and Benefits	4,138	3,219
Accrued Interest (Related Party)	1,976	824
Accrued Other Taxes	1,893	1,399
Equipment Lease Rental	490	2,906
Longwall Equipment Buyout	—	5,658
Other	2,731	5,069
Current Portion of Long-Term Liabilities:
Capital Leases	3,412	77
Workers’ Compensation	1,424	1,381
Asset Retirement Obligations	1,202	881
Pneumoconiosis Benefits	176	195
Long-Term Disability	133	140
Total Other Accrued Liabilities	$40,390	$44,179

NOTE 7—LONG-TERM DEBT:

	June 30, 2018	December 31, 2017
Affiliated Company Credit Agreement	$160,500	$196,583

Total Long-Term Debt	$160,500	$196,583

Affiliated Company Credit Agreement

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

The Partnership had available capacity under the Affiliated Company Credit Agreement of $114,500 and $78,417 as of June 30, 2018 and December 31, 2017, respectively. Interest on outstanding borrowings under the Affiliated Company Credit Agreement was accrued at a rate of 4.00% and 4.25% as of June 30, 2018 and December 31, 2017, respectively. The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios.

For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At June 30, 2018, the Partnership was in compliance with its debt covenants with the first lien gross leverage ratio at 1.45 to 1.00 and the total net leverage ratio at 1.45 to 1.00.
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

	CWP				Workers’ Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service Cost	$372	$283	$745	$566	$366	$320	$732	$641
Interest Cost	36	18	72	36	35	33	70	65
Amortization of Actuarial Gain	(5)	(34)	(11)	(68)	(1)	(8)	(3)	(17)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	22	41	29	98
Net Periodic Benefit Cost	$403	$267	$806	$534	$422	$386	$828	$787
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Affiliated Company Credit Agreement - Related Party	$160,500	$160,500	$196,583	$196,583
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

At June 30, 2018, the Partnership was contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $85,539. The instruments are comprised of $301 of letters of credit expiring in the next three years, $75,841 of environmental surety bonds expiring within the next three years, and $9,397 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

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

As of June 30, 2018, the Partnership, through CONSOL Thermal Holdings, sold $22,857 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.

The Securitization expires on August 30, 2018. CONSOL expects to renew the Securitization with PNC Bank for a three-year term.
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

•	make certain adjustments to the indemnification obligations of the parties.

Charges for services from CONSOL Energy include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating and Other Costs	$761	$867	$1,447	$1,739
Selling, General and Administrative Expenses	1,953	737	3,598	1,454
Total Services from CONSOL Energy	$2,714	$1,604	$5,045	$3,193

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

For the three months ended June 30, 2018, $1,976 of interest was incurred on the Affiliated Company Credit Agreement, of which $1,784 is included in Interest Expense in the Consolidated Statements of Operations, and $192 was capitalized and included in Property, Plant, and Equipment on the Consolidated Balance Sheets. For the six months ended June 30, 2018, $4,110 of interest was incurred on the Affiliated Company Credit Agreement, of which $3,735 is included in Interest Expense in the Consolidated Statements of Operations, and $375 was capitalized and included in Property, Plant, and Equipment on the Consolidated Balance Sheets. Interest is calculated based upon a fixed rate, determined quarterly, depending on the total net leverage ratio. For the three and six months ended June 30, 2018, the weighted average interest rate was 4.01% and 4.13%, respectively. See Note 7 - Long-Term Debt for more information.

At June 30, 2018 and December 31, 2017, the Partnership had a net payable to CONSOL Energy in the amount of $3,455 and $3,071, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.
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

The general partner has granted equity-based phantom units that vest over a period of a director’s continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership recognized compensation expense of $510 and $840 for the three months ended and $867 and $1,707 for the six months ended June 30, 2018 and June 30, 2017 respectively, which is included in Selling, General and Administrative Expense in the Consolidated Statements of Operations. As of June 30, 2018, there is $2,398 of unearned compensation that will vest over a weighted average period of 1.38 years. The total fair value of phantom units vested during the three months ended June 30, 2018 and June 30, 2017 was $50 and $0, respectively. The total fair value of phantom units vested during the six months ended June 30, 2018 and June 30, 2017 was $2,468 and $1,134, respectively. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2017	401,409	$14.87
Granted	18,807	$15.95
Vested	(176,643)	$13.97
Forfeited	(9,928)	$15.27
Nonvested at June 30, 2018	233,645	$15.62

NOTE 14—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND FINANCE SUBSIDIARY OF POSSIBLE FUTURE PUBLIC DEBT:

The Partnership filed a Registration Statement on Form S-3 (333-215962) with the SEC on March 10, 2017, which was declared effective by the SEC on March 14, 2017, to register the offer and sale of various securities including debt securities. The registration statement registers guarantees of debt securities by CONSOL Operating and CONSOL Thermal Holdings (“Subsidiary Guarantors”). The Subsidiary Guarantors are 100% owned by the Partnership and any guarantees by the Subsidiary Guarantors will be full and unconditional and joint and several. In addition, the registration statement also includes CONSOL Coal Finance, which was formed for the sole purpose of co-issuing future debt securities with the Partnership. CONSOL Coal Finance is wholly owned by the Partnership, has no assets or any liabilities and its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto. The Partnership does not have any other subsidiaries other than the Subsidiary Guarantors and CONSOL Coal Finance. In addition, the Partnership has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Partnership by dividend or loan other than under the Credit Agreement described in these notes. In the event that more than one of the Subsidiary Guarantors guarantee public debt securities of the Partnership in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the Subsidiary Guarantors. None of the assets of the Partnership, the Subsidiary Guarantors or CONSOL Coal Finance represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.
NOTE 15—SUBSEQUENT EVENTS:

On July 25, 2018, the Board of Directors of our general partner declared a cash distribution to the Partnership’s unitholders for the quarter ended June 30, 2018 of $0.5125 per common and subordinated unit. The cash distribution will be paid on August 15, 2018 to the unitholders of record at the close of business on August 8, 2018.

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
Overview

We are a master limited partnership formed by CNX in 2015 to manage and further develop all of its active coal operations in Pennsylvania. Our primary strategy for growing our business and increasing distributions to our unitholders is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. The primary component of our growth strategy is based upon our expectation of future divestitures by CONSOL Energy to us of portions of its retained 75% undivided interest in the Pennsylvania Mining Complex. At June 30, 2018, the Partnership’s assets include a 25% undivided interest in, and operational control over, CONSOL Energy’s Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu bituminous coal that is sold primarily to electric utilities in the eastern United States. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

On September 30, 2016, the Partnership and its wholly owned subsidiary, CONSOL Thermal Holdings, entered into a Contribution Agreement (the “Contribution Agreement”) with CNX, CPCC and Conrhein (collectively, the “Contributing Parties”), under which CONSOL Thermal Holdings completed the PA Mining Acquisition to acquire an undivided 6.25% of the Contributing Parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex). This acquisition was a transaction between entities under common control; therefore, the Partnership recorded the assets and liabilities of the acquired 5% of Pennsylvania Mining Complex at their carrying amounts on CNX’s financial statements at the date of the transaction. The difference between CNX’s net carrying amount and the total consideration paid to CNX was recorded as a capital transaction with CNX, which resulted in a reduction in partners’ capital. The Partnership recast its historical consolidated financial statements to retrospectively reflect ownership of the additional 5% (a total 25%) interest in the Pennsylvania Mining Complex as if the business was owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Partnership had owned it during the periods reported.

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

These non-GAAP financial measures should not be considered an alternative to total costs, net income, operating cash flow, or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect net income or net cash, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on a cost per ton basis. Our cost of coal sold per ton represents our costs of coal sold divided by the tons of coal we sell. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration, and depreciation, depletion and amortization costs on production assets. Our costs exclude any indirect costs such as selling, general and administrative costs, freight expenses, interest expenses and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold is total costs. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization cost on production assets. The GAAP measure most directly comparable to cash cost of coal sold is total costs.

We define average cash margin per ton as average coal revenue per ton, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average cash margin per ton sold is total coal revenue.

We define adjusted EBITDA as (i) net income (loss) before net interest expense, depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as long-term incentive awards including phantom units under the CONSOL Coal Resources LP 2015 Long-Term Incentive Plan (“Unit-Based Compensation”). The GAAP measure most directly comparable to adjusted EBITDA is net income.

We define distributable cash flow as (i) net income (loss) before net interest expense, depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as Unit-Based Compensation, less net cash interest paid and estimated maintenance capital expenditures, which is defined as those forecasted average capital expenditures required to maintain, over the long-term, the operating capacity of our capital assets. These estimated capital expenditures do not reflect the actual cash capital incurred in the period presented. Distributable cash flow will not reflect changes in working capital balances. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. We define distribution coverage ratio as a ratio of the distributable cash flow to the distributions, which is the $0.5125 per quarter distribution for all limited partner units, including common and subordinated units, issued for the periods presented.

The following table presents a reconciliation of cash cost of coal sold to total costs, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Costs	$78,681	$70,998	$151,225	$140,212
Freight Expense	(4,361)	(4,441)	(8,833)	(7,511)
Selling, General and Administrative Expenses	(3,341)	(3,652)	(6,361)	(6,935)
Interest Expense	(1,784)	(2,396)	(3,735)	(4,853)
Other Costs (Non-Production)	(4,239)	(934)	(8,265)	(2,427)
Depreciation, Depletion and Amortization (Non-Production)	(543)	(550)	(1,083)	(1,100)
Cost of Coal Sold	$64,413	$59,025	$122,948	$117,386
Depreciation, Depletion and Amortization (Production)	(11,353)	(9,727)	$(21,627)	$(19,698)
Cash Cost of Coal Sold	$53,060	$49,298	$101,321	$97,688

The following table presents a reconciliation of average cash margin per ton to coal revenue, the most directly comparable GAAP financial measure for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Coal Revenue	$92,674	$75,927	$180,426	$155,039
Operating and Other Costs	57,299	50,232	109,586	100,115
Less: Other Costs (Non-Production)	(4,239)	(934)	(8,265)	(2,427)
Cash Cost of Coal Sold	53,060	49,298	101,321	97,688
Depreciation, Depletion and Amortization	11,896	10,277	22,710	20,798
Less: Depreciation, Depletion and Amortization (Non-Production)	(543)	(550)	(1,083)	(1,100)
Cost of Coal Sold	$64,413	$59,025	$122,948	$117,386
Total Tons Sold	1,958	1,697	3,614	3,387
Average Revenue Per Ton Sold	$47.34	$44.75	$49.93	$45.77
Average Cash Cost Per Ton Sold	26.99	29.08	28.01	28.91
Depreciation, Depletion and Amortization Per Ton Sold	5.91	5.71	6.02	5.74
Average Cost Per Ton Sold	32.90	34.79	34.03	34.65
Average Margin Per Ton Sold	14.44	9.96	15.90	11.12
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	5.91	5.71	6.02	5.74
Average Cash Margin Per Ton Sold	$20.35	$15.67	$21.92	$16.86

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$19,376	$11,474	$41,333	$25,540
Plus:
Interest Expense	1,784	2,396	3,735	4,853
Depreciation, Depletion and Amortization	11,896	10,277	22,710	20,798
Unit-Based Compensation	508	841	867	1,707
Adjusted EBITDA	$33,564	$24,988	$68,645	$52,898
Less:
Cash Interest	2,130	2,539	2,958	4,700
Distributions to Preferred Units[1]	—	1,851	—	3,702
Estimated Maintenance Capital Expenditures	9,085	8,976	18,048	17,965
Distributable Cash Flow	$22,349	$11,622	$47,639	$26,531

Net Cash Provided by Operating Activities	$48,949	$23,092	$78,213	$40,754
Plus:
Interest Expense	1,784	2,396	3,735	4,853
Other, Including Working Capital	(17,169)	(500)	(13,303)	7,291
Adjusted EBITDA	$33,564	$24,988	$68,645	$52,898
Less:
Cash Interest	2,130	2,539	2,958	4,700
Distributions to Preferred Units[1]	—	1,851	—	3,702
Estimated Maintenance Capital Expenditures	9,085	8,976	18,048	17,965
Distributable Cash Flow	$22,349	$11,622	$47,639	$26,531
Minimum Quarterly Distributions	$14,348	$12,228	$28,694	$24,456
Distribution Coverage Ratio	$1.6	$1.0	$1.7	$1.1
1Distributions to Preferred Units represents income attributable to preferred units prior to conversion.

Results of Operations

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

Total net income was $19,376 for the three months ended June 30, 2018 compared to $11,474 for the three months ended June 30, 2017. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	June 30,
	2018	2017	Variance
	(in thousands)
Revenue:
Coal Revenue	$92,674	$75,927	$16,747
Freight Revenue	4,361	4,441	(80)
Other Income	1,022	2,104	(1,082)
Total Revenue and Other Income	98,057	82,472	15,585
Cost of Coal Sold:
Operating Costs	53,060	49,298	3,762
Depreciation, Depletion and Amortization	11,353	9,727	1,626
Total Cost of Coal Sold	64,413	59,025	5,388
Other Costs:
Other Costs	4,239	934	3,305
Depreciation, Depletion and Amortization	543	550	(7)
Total Other Costs	4,782	1,484	3,298
Freight Expense	4,361	4,441	(80)
Selling, General and Administrative Expenses	3,341	3,652	(311)
Interest Expense	1,784	2,396	(612)
Total Costs	78,681	70,998	7,683
Net Income	$19,376	$11,474	$7,902
Adjusted EBITDA	$33,564	$24,988	$8,576
Distributable Cash Flow	$22,349	$11,622	$10,727
Distribution Coverage Ratio	1.6	1.0	0.6

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Three Months Ended June 30,
Mine	2018	2017	Variance
Bailey	863	785	78
Enlow Fork	697	631	66
Harvey	361	287	74
Total	1,921	1,703	218

Coal production was 1,921 tons for the three months ended June 30, 2018 compared to 1,703 tons for the three months ended June 30, 2017. The Partnership’s coal production increased 218 tons to satisfy market demand.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended June 30, 2018 and 2017 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended June 30,
	2018	2017	Variance
Total Tons Sold (in thousands)	1,958	1,697	261
Average Revenue Per Ton Sold	$47.34	$44.75	$2.59

Average Cash Cost Per Ton Sold	$26.99	$29.08	$(2.09)
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	5.91	5.71	0.2
Total Costs Per Ton Sold	$32.90	$34.79	$(1.89)
Average Margin Per Ton Sold	$14.44	$9.96	$4.48
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	5.91	5.71	0.20
Average Cash Margin Per Ton Sold (1)	$20.35	$15.67	$4.68
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “– How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $92,674 for the three months ended June 30, 2018 compared to $75,927 for the three months ended June 30, 2017. The $16,747 increase was attributable to a $2.59 per ton higher average revenue and a 261 ton increase in tons sold. The increase in tons sold was primarily driven by improved production from all mining operations across the Pennsylvania Mining Complex, which was supported by strong demand from our customers in both the domestic and export markets.  The higher average sales price per ton sold in the 2018 period was primarily driven by improved pricing under our netback contracts, which resulted from stronger PJM West power prices during the quarter as compared to the year-ago quarter, and by improved realizations in the export markets.  PJM West day-ahead power prices averaged 19% higher in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and prompt month prices for the API 2 index (the benchmark price reference for coal imported into northwest Europe) averaged 17% higher than during the year-ago quarter.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue decreased $80 in the period-to-period comparison due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $1,022 for the three months ended June 30, 2018, compared to $2,104 for the three months ended June 30, 2017. The

$1,082 period-to-period decrease was primarily due to a $1,403 gain that occurred during the three months ended June 30, 2017 related to an agreement to avoid mining approximately 85 acres of reserves. This decrease was offset, in part, by an increase of $295 in sales of externally purchased coal for blending purposes only. The remaining variance is attributable to various transactions that occurred throughout both periods, none of which are individually material.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $64,413 for the three months ended June 30, 2018, or $5,388 higher than the $59,025 for the three months ended June 30, 2017. Total costs per ton sold were $32.90 per ton for the three months ended June 30, 2018 compared to $34.79 per ton for the three months ended June 30, 2017. The increase in the total cost of coal sold was primarily driven by an increase in production-related costs as more coal was mined to meet market demand, as well as an increase in mine development activity. However, the increased production resulted in an overall decrease in the total cost per ton sold.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $3,298 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This was primarily attributable to an increase in current quarter costs related to externally purchased coal for blending purposes only, discretionary employee benefit expense, and demurrage charges.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses remained materially consistent in the period-to-period comparison.

Interest Expense

Interest expense for the three months ended June 30, 2018 was $1,784, which primarily relates to obligations under our Affiliated Company Credit Agreement. For the three months ended June 30, 2017, $2,396 of interest expense was incurred, primarily on the PNC Revolving Credit Facility. The decrease was primarily attributable to a lower average daily balance outstanding under the Affiliated Company Credit Agreement than had been drawn on the PNC Revolving Credit Facility in the previous year. For a detailed explanation of our liquidity and financing arrangements, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

Adjusted EBITDA

Adjusted EBITDA was $33,564 for the three months ended June 30, 2018 compared to $24,988 for the three months ended June 30, 2017. The $8,576 increase was primarily a result of a $2.59 per ton increase in the average sales price and a $2.09 per ton decrease in the cash cost of coal sold, resulting in a $9,163 increase in Adjusted EBITDA. In addition, an increase of 261 tons sold resulted in a $4,090 increase in Adjusted EBITDA. The remaining variance is due to changes in other income and other costs as discussed above and various other transactions that occurred throughout both periods, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $22,349 for the three months ended June 30, 2018 compared to $11,622 for the three months ended June 30, 2017. The $10,727 increase was primarily attributable to a $8,576 increase in Adjusted EBITDA as discussed above, a $1,851 decrease in distributions to holders of the Class A Preferred Units, which were all converted to common units on October 2, 2017, and a $409 decrease in cash interest paid, offset, in part, by a $109 increase in Estimated Maintenance Capital Expenditures.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Total net income was $41,333 for the six months ended June 30, 2018 compared to $25,540 for the six months ended June 30, 2017. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Six Months Ended
	June 30,
	2018	2017	Variance
	(in thousands)
Revenue:
Coal Revenue	$180,426	$155,039	25,387
Freight Revenue	8,833	7,511	1,322
Other Income	3,299	3,202	97
Total Revenue and Other Income	192,558	165,752	26,806
Cost of Coal Sold:
Operating Costs	101,321	97,688	3,633
Depreciation, Depletion and Amortization	21,627	19,698	1,929
Total Cost of Coal Sold	122,948	117,386	5,562
Other Costs:
Other Costs	8,265	2,427	5,838
Depreciation, Depletion and Amortization	1,083	1,100	(17)
Total Other Costs	9,348	3,527	5,821
Freight Expense	8,833	7,511	1,322
Selling, General and Administrative Expenses	6,361	6,935	(574)
Interest Expense	3,735	4,853	(1,118)
Total Costs	151,225	140,212	11,013
Net Income	$41,333	$25,540	$15,793
Adjusted EBITDA	$68,645	$52,898	$15,747
Distributable Cash Flow	$47,639	$26,531	$21,108
Distribution Coverage Ratio	1.7	1.1	0.6

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Six Months Ended June 30,
Mine	2018	2017	Variance
Bailey	1,816	1,559	257
Enlow Fork	1,201	1,306	(105)
Harvey	579	565	14
Total	3,596	3,430	166

Coal production was 3,596 tons for the six months ended June 30, 2018 compared to 3,430 tons for the six months ended June 30, 2017. The Partnership’s coal production increased 166 tons to satisfy demand, offset, in part, by adverse geological conditions at the Enlow Fork mine.
Coal Operations

Coal revenue and cost components on a per unit basis for the six months ended June 30, 2018 and 2017 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Six Months Ended June 30,
	2018	2017	Variance
Total Tons Sold (in thousands)	3,614	3,387	227
Average Revenue Per Ton Sold	$49.93	$45.77	$4.16

Average Cash Cost Per Ton Sold	$28.01	$28.91	$(0.90)
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.02	5.74	0.28
Total Costs Per Ton Sold	$34.03	$34.65	$(0.62)
Average Margin Per Ton Sold	$15.90	$11.12	$4.78
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.02	5.74	0.28
Average Cash Margin Per Ton Sold (1)	$21.92	$16.86	$5.06
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “– How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $180,426 for the six months ended June 30, 2018 compared to $155,039 for the six months ended June 30, 2017. The $25,387 increase was attributable to a $4.16 per ton higher average revenue and a 227 increase in tons sold. The increase in tons sold was primarily driven by improved production from our Bailey Mine, which was supported by strong demand from our customers in both the domestic and export markets. The higher average sales price per ton sold in the 2018 period was primarily driven by improved pricing under our netback contracts, which resulted from stronger PJM West power prices during the first half of 2018 as compared to the first half of 2017, and by improved realizations in the export markets. PJM West day-ahead power prices averaged 35% higher for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, and prompt month prices for the API 2 index (the benchmark price reference for coal imported into northwest Europe) averaged 11% higher than during the year-ago period.

Freight revenue, which is completely offset in freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue increased $1,322 in the period-to-period comparison due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $3,299 for the six months ended June 30, 2018, compared to $3,202 for the six months ended June 30, 2017. The $97 period-to-period increase was primarily due to an increase of $1,597 in sales of externally purchased coal for blending purposes only, offset partially by a $1,403 gain that occurred during the six months ended June 30, 2017 related to an agreement to avoid mining approximately 85 acres of reserves. The remaining variance is attributable to various transactions that occurred throughout both periods, none of which are individually material.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $122,948 for the six months ended June 30, 2018, or $5,562 higher than the $117,386 for the six months ended June 30, 2017. Total costs per ton sold were $34.03 per ton for the six months ended June 30, 2018 compared to $34.65 per ton for the six months ended June 30, 2017. The increase in the total cost of coal sold was primarily driven by an increase in production-related costs as more coal was mined to meet market demand, as well as an increase in mine development activity. However, the increased production resulted in an overall decrease in the total cost per ton sold.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $5,821 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to an increase in current year costs related to externally purchased coal for blending purposes only, discretionary employee benefit expense, and demurrage charges.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses remained materially consistent in the period-to-period comparison.

Interest Expense

Interest expense for the six months ended June 30, 2018 was $3,735, which primarily relates to obligations under our Affiliated Company Credit Agreement. For the six months ended June 30, 2017, $4,853 of interest expense was incurred, primarily on the PNC Revolving Credit Facility. The decrease was primarily attributable to a lower average daily balance outstanding under the Affiliated Company Credit Agreement than had been drawn on the PNC Revolving Credit Facility in the previous year. For a detailed explanation of our liquidity and financing arrangements, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

Adjusted EBITDA

Adjusted EBITDA was $68,645 for the six months ended June 30, 2018 compared to $52,898 for the six months ended June 30, 2017. The $15,747 increase was primarily a result of a $4.16 per ton increase in the average sales price and a $0.90 per ton decrease in the cash cost of coal sold, resulting in a $18,287 increase in Adjusted EBITDA. In addition, an increase of 227 tons sold resulted in a $3,827 increase in Adjusted EBITDA. The remaining variance is due to changes in other income and other costs as discussed above and various other transactions that occurred throughout both periods, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $47,639 for the six months ended June 30, 2018 compared to $26,531 for the six months ended June 30, 2017. The $21,108 increase was primarily attributable to a $15,747 increase in Adjusted EBITDA as discussed above, a $3,702 decrease in distributions to holders of the Class A Preferred Units, which were all converted to common units on October 2, 2017, and a $1,742 decrease in cash interest paid, offset, in part, by a $83 increase in Estimated Maintenance Capital Expenditures.

Capital Resources and Liquidity

Liquidity and Financing Arrangements

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Affiliated Company Credit Agreement, and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and our long-term capital expenditure requirements and to make quarterly cash distributions as declared by the board of directors of our general partner. The Partnership filed a universal shelf registration statement on Form S-3 (333-215962) with the SEC on March 10, 2017, which was declared effective by the SEC on March 14, 2017, for an aggregate amount of $750,000 to provide the Partnership with additional flexibility to access capital markets quickly.

We expect the cash flow generated from operations in 2018 to be improved compared to 2017, as we expect strong demand from the export and domestic thermal markets. Additionally, in the first quarter of 2018, we took advantage of a strong leasing market and bought out longwall shields, terminating the operating leases and refinancing them as capital leases. The financing rates on the new capital leases are significantly below our weighted average cost of capital, and the transactions are immediately accretive to our cash flows. In aggregate, we expect an approximate $2,500 reduction in 2018 cash spending as a result of these refinancings. The financing charges on these capital leases are fixed and will insulate us from future increases in interest rates. Furthermore, through consistent cost control measures, we expect to provide adequate cash flows to meet our maintenance capital requirements. We started the coarse refuse disposal area project in 2017, which is expected to continue through 2021. Our 2018 capital needs are expected to be between $31,000 to $36,000, which is increased from 2017 levels due to additional expected capital expenditures related to the refuse disposal area project, as well as additional equipment maintenance costs and other purchases.

From time to time we change our exposure to various countries depending on the economics and profitability of coal sales. Given that coal markets are global, we expect, if possible, to offset any adverse impact from tariffs that may be imposed by governments in the countries in which one or more of our end users are located, by reallocating our customer base to other countries or to the domestic US markets.

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

On July 25, 2018, the Board of Directors of our general partner declared a cash distribution to the Partnership’s unitholders for the quarter ended June 30, 2018 of $0.5125 per common and subordinated unit. The cash distribution will be paid on August 15, 2018 to the unitholders of record at the close of business on August 8, 2018.

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

As of June 30, 2018, the Partnership had $160,500 of borrowings outstanding under the Affiliated Company Credit Agreement, leaving $114,500 of unused capacity. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at June 30, 2018 was accrued at a rate of 4.00%.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios. For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At June 30, 2018, the Partnership was in compliance with its debt covenants with the first lien gross leverage ratio at 1.45 to 1.00 and the total net leverage ratio at 1.45 to 1.00.

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

The agreements comprising the Securitization contain various customary representations and warranties, covenants and default provisions which provide for the termination and acceleration of the commitments and loans under the Securitization in certain circumstances including, but not limited to, failure to make payments when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

As of June 30, 2018, the Partnership, through CONSOL Thermal Holdings, had sold $22,857 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collection efforts.

The Securitization expires on August 30, 2018. CONSOL expects to renew the Securitization with PNC Bank for a three-year term.
Cash Flows

	Six Months Ended June 30,
	2018	2017	Variance
	(in thousands)
Cash flows provided by operating activities	$78,213	$40,754	$37,459
Cash used in investing activities	$(12,014)	$(3,972)	$(8,042)
Cash used in financing activities	$(67,086)	$(39,959)	$(27,127)

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017:

Cash flows provided by operating activities increased $37,459 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in net income for the reasons set forth above and a change in working capital.

Cash used in investing activities increased $8,042 in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of increased capital expenditures of $6,707 and decreased proceeds from the sale of assets of $1,335. The increase in capital expenditures is due to the following items:

	Six Months Ended June 30,
	2018	2017	Variance
	(in thousands)
Refuse Storage Area	$4,410	$667	$3,743
Building and Infrastructure	4,206	3,184	1,022
Equipment Purchases and Rebuilds	2,845	1,253	1,592
Other	718	368	350
Total Capital Expenditures	$12,179	$5,472	$6,707

Cash flows used in financing activities increased by $27,127 from $39,959 for the six months ended June 30, 2017 to $67,086 for the six months ended June 30, 2018. The increase was primarily due to $36,083 of net payments made in the six months ended June 30, 2018 under the Affiliated Company Credit Agreement, which was effective as of November 28, 2017. This increase was partially offset by $11,000 of net payments that were made on the PNC Revolving Credit Facility during the six months ended June 30, 2017. There was no activity on the PNC Revolving Credit Facility during the six months ended June 30, 2018 due to its termination on November 28, 2017. In addition, payments on capitalized leases increased $1,359 in the period-to-period comparison as a result of the refinancing of the longwall shields at the Bailey and Harvey mines. The remaining increase is attributable to various transactions that occurred throughout both periods, none of which were individually material.
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

Contractual Obligations

The following is a summary of our significant contractual obligations at June 30, 2018 (in thousands):

	Payments Due by Year
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-Term Debt	$—	$—	$160,500	$—	$160,500
Interest on Long-Term Debt	6,420	12,840	10,700	—	29,960
Capital (Finance) Lease Obligations	3,412	6,958	4	—	10,374
Interest on Capital (Finance) Lease Obligations	426	340	1	—	767
Operating Lease Obligations	6,179	10,633	5,612	2,096	24,520
Long-Term Liabilities - Employee Related (a)	1,733	3,637	1,050	3,704	10,124
Other Long-Term Liabilities (b)	32,169	1,226	1,017	7,443	41,855
Total Contractual Obligations	$50,339	$35,634	$178,884	$13,243	$278,100

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to paragraph one within Part 1, Item 1. Financial Statements, “Note 10. Commitments and Contingent Liabilities,” which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Part I - Item 1A. Risk Factors” of our 2017 Form 10-K, as updated by any subsequent Form 10-Qs. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2018, furnished in XBRL).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2018

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