Form 10-Q
period 2018-09-30
CONSOL Coal Resources LP
filed 2018-11-01
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
CONSOL Coal Resources LP had 15,911,211 common units, 11,611,067 subordinated units and a 1.7% general partner interest outstanding at October 15, 2018.

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

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Coal Revenue	$73,700	$69,811	$254,126	$224,850
Freight Revenue	611	5,451	9,444	12,962
Other Income	1,003	3,002	4,302	6,204
Total Revenue and Other Income	75,314	78,264	267,872	244,016

Operating and Other Costs [1]	49,540	52,160	159,126	152,275
Depreciation, Depletion and Amortization	11,059	10,352	33,769	31,150
Freight Expense	611	5,451	9,444	12,962
Selling, General and Administrative Expenses [2]	3,899	4,283	10,260	11,218
Interest Expense, Net [3]	1,560	2,404	5,295	7,257
Total Costs	66,669	74,650	217,894	214,862
Net Income	$8,645	$3,614	$49,978	$29,154

Net Income Attributable to General and Limited Partner Ownership Interest in CONSOL Coal Resources	$8,645	$3,614	$49,978	$29,154
Less: General Partner Interest in Net Income	146	35	846	470
Less: Net Income Allocable to Class A Preferred Units	—	1,851	—	5,553
Limited Partner Interest in Net Income	$8,499	$1,728	$49,132	$23,131
Less: Distribution Effect of Preferred Unit Conversion	—	173	—	173
Net Income Allocable to Limited Partner Units - Basic & Diluted	$8,499	$1,555	$49,132	$22,958

Net Income per Limited Partner Unit - Basic	$0.31	$0.07	$1.79	$0.98
Net Income per Limited Partner Unit - Diluted	$0.31	$0.07	$1.78	$0.98

Limited Partner Units Outstanding - Basic	27,521,519	23,339,457	27,508,275	23,320,593
Limited Partner Units Outstanding - Diluted	27,628,202	23,501,164	27,592,838	23,452,827

Cash Distributions Declared per Unit [4]
Common Unit	$0.5125	$0.5125	$1.5375	$1.5375
Subordinated Unit	$0.5125	$0.5125	$1.5375	$1.5375

1 Related Party of $725 and $850 for the three months ended and $2,172 and $2,589 for the nine months ended September 30, 2018 and September 30, 2017, respectively.
2 Related Party of $2,345 and $834 for the three months ended and $5,943 and $2,288 for the nine months ended September 30, 2018 and September 30, 2017, respectively.
3Related party of $1,560 and $0 for the three months ended and $5,295 and $0 for the nine months ended September 30, 2018 and September 30, 2017, respectively.
4 Represents the cash distributions declared related to the period presented. See Note 15 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$8,645	$3,614	$49,978	$29,154

Recognized Net Actuarial Gain	(2)	(39)	(6)	(118)
Other Comprehensive Loss	(2)	(39)	(6)	(118)

Comprehensive Income	$8,643	$3,575	$49,972	$29,036

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$920	$1,533
Trade Receivables	19,723	31,473
Other Receivables	327	1,970
Inventories	12,025	12,303
Prepaid Expenses	6,136	4,428
Total Current Assets	39,131	51,707
Property, Plant and Equipment:
Property, Plant and Equipment	935,899	910,468
Less—Accumulated Depreciation, Depletion and Amortization	516,093	483,410
Total Property, Plant and Equipment—Net	419,806	427,058
Other Assets	14,943	15,474
TOTAL ASSETS	$473,880	$494,239

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts Payable	$20,656	$19,718
Accounts Payable—Related Party	1,573	3,071
Other Accrued Liabilities	39,414	44,179
Total Current Liabilities	61,643	66,968
Long-Term Debt:
Affiliated Company Credit Agreement—Related Party	167,000	196,583
Capital Lease Obligations	6,005	73
Total Long-Term Debt	173,005	196,656
Other Liabilities:
Pneumoconiosis Benefits	4,947	3,833
Workers’ Compensation	3,530	3,404
Asset Retirement Obligations	9,605	9,615
Other	605	607
Total Other Liabilities	18,687	17,459
TOTAL LIABILITIES	253,335	281,083
Partners’ Capital:
Common Units (15,911,211 Units Outstanding at September 30, 2018; 15,789,106 Units Outstanding at December 31, 2017)	210,376	205,974
Subordinated Units (11,611,067 Units Outstanding at September 30, 2018 and December 31, 2017)	(12,349)	(15,225)
General Partner Interest	12,081	11,964
Accumulated Other Comprehensive Income	10,437	10,443
Total Partners’ Capital	220,545	213,156
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$473,880	$494,239

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in thousands)

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$205,974	$(15,225)	$11,964	$10,443	$213,156
(unaudited)
Net Income	28,404	20,728	846	—	49,978
Unitholder Distributions	(24,460)	(17,852)	(729)	—	(43,041)
Unit-Based Compensation	1,370	—	—	—	1,370
Units Withheld for Taxes	(912)	—	—	—	(912)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(6)	(6)
Balance at September 30, 2018	$210,376	$(12,349)	$12,081	$10,437	$220,545

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$49,978	$29,154
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	33,769	31,150
Gain on Sale of Assets	(62)	(1,406)
Unit-Based Compensation	1,370	3,791
Other Adjustments to Net Income	—	673
Changes in Operating Assets:
Accounts and Notes Receivable	13,393	(329)
Inventories	278	(457)
Prepaid Expenses	(1,708)	(1,553)
Changes in Other Assets	531	185
Changes in Operating Liabilities:
Accounts Payable	680	1,372
Accounts Payable—Related Party	(1,498)	240
Other Operating Liabilities	(2,483)	(2,464)
Changes in Other Liabilities	886	427
Net Cash Provided by Operating Activities	95,134	60,783
Cash Flows from Investing Activities:
Capital Expenditures	(20,256)	(12,261)
Proceeds from Sales of Assets	170	1,500
Net Cash Used in Investing Activities	(20,086)	(10,761)
Cash Flows from Financing Activities:
Payments on Capitalized Leases	(2,125)	(74)
Net Payments on Related Party Long-Term Notes	(29,583)	—
Net Payments on Revolver	—	(13,000)
Payments for Unitholder Distributions	(43,041)	(42,150)
Units Withheld for Taxes	(912)	(1,009)
Net Cash Used in Financing Activities	(75,661)	(56,233)
Net Decrease in Cash	(613)	(6,211)
Cash at Beginning of Period	1,533	9,785
Cash at End of Period	$920	$3,574

Non-Cash Investing and Financing Activities:
Capital Lease	$11,495	$—

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

For the three and nine months ended September 30, 2018 and 2017, the unaudited Consolidated Financial Statements include the accounts of CONSOL Operating and CONSOL Thermal Holdings, wholly owned and controlled subsidiaries.

On November 28, 2017, CONSOL Energy was separated from CNX into an independent, publicly traded coal company via a pro rata distribution of all of CONSOL Energy’s common stock to CNX’s stockholders. CONSOL Energy was originally formed as CONSOL Mining Corporation in Delaware on June 21, 2017 to hold CNX’s coal business including its interest in the Pennsylvania Mining Complex and certain related coal assets, including CNX’s ownership interest in the Partnership and our general partner, CNX’s terminal operations at the Port of Baltimore and undeveloped coal reserves located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. As part of the separation, CONSOL Mining Corporation changed its name to CONSOL Energy Inc. and began using the ticker “CEIX”, CNX changed its name to CNX Resources Corporation kept the ticker “CNX”, the Partnership changed its name to CONSOL Coal Resources LP and its ticker to “CCR” and the general partner changed its name to CONSOL Coal Resources GP LLC.

Recent Accounting Pronouncements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These changes will be effective for fiscal years ending after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Partnership's financial statements.

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements on fair value measurements including the consideration of costs and benefits. These changes will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Partnership's financial statements.

In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842) to assist stakeholders with implementation questions and issues as organizations prepare to adopt the new leasing standard. Under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and nonlease components when certain conditions are met. These changes will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Partnership’s financial statements.

In June 2018, the FASB issued ASU 2018-07 - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update seek to simplify accounting for nonemployee share-based payments by clarifying and improving the areas of the overall measurement objective, measurement date, and awards with performance conditions. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management does not expect this update to have a material impact on the Partnership's financial statements.

In January 2018, the FASB issued ASU 2018-01 - Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842. This update, if elected, would not require an entity to reassess the accounting treatment of existing land easements not currently accounted for as a lease under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease.

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted for all entities. Management is expecting to adopt this practical expedient and is currently evaluating the impact this guidance may have on the Partnership’s financial statements.

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendments in this ASU will be applied using a modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. Management does not expect this update to have a material impact on the Partnership's financial statements.

In 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets, but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. The ultimate impact of the standard will depend on the Partnership's lease portfolio as of the adoption date. The Partnership will adopt ASC 842 using a modified retrospective transition method. The Partnership continues to assess its current population of contracts classified as leases, which will be updated as the lease population changes, continues to evaluate new business processes related to internal controls for leases and is assessing and documenting the accounting impacts related to the new standard. In addition to monitoring FASB activity regarding  ASU 2016-02, the Partnership continues to monitor various non-authoritative groups with respect to implementation issues that could affect its assessment. These changes will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Partnership’s financial statements.

NOTE 2—REVENUE:

The following table disaggregates our revenue by major source for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Coal Revenue	$73,700	$254,126
Freight Revenue	611	9,444
Total Revenue from Contracts with Customers	$74,311	$263,570

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

Coal Revenue

Revenues are recognized when title passes to the customers and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility and, on occasion, at terminal locations or other customer destinations. Our coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price-related adjustments in addition to a fixed base-price per ton. None of the Partnership's coal contracts allow for retroactive adjustments to pricing after title to the coal has passed.

Some of our contracts span multiple years and have annual pricing modification provisions, based upon market-driven or inflationary adjustments, where no additional value is exchanged. Also, our contracts contain favorable electric power price related adjustments, which represent market-driven price adjustments, wherein there is no additional value being exchanged. Management believes that the invoice price is the most appropriate rate at which to recognize revenue.

While we do, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs would be immaterial to our net income. As of and for the three and nine months ended September 30, 2018, we do not have any capitalized costs to obtain customer contracts on our balance sheet nor have we recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Partnership has not recognized any revenue in the current period from performance obligations satisfied (or partially satisfied) in previous periods.

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

The following table illustrates the Partnership’s calculation of net income per unit for common units and subordinated units (in thousands, except for per unit information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$8,645	$3,614	$49,978	$29,154
Less: General Partner Interest in Net Income	146	35	846	470
Less: Net Income Allocable to Class A Preferred Units	—	1,851	—	5,553
Less: Distribution Effect of Preferred Unit Conversion	—	173	—	173
Net Income Allocable to Limited Partner Units - Basic & Diluted	$8,499	$1,555	$49,132	$22,958

Net Income Allocable to Common Units - Basic	$4,914	$882	$28,404	$11,633
Less: Effect of Preferred Unit Conversion	—	96	—	96
Net Income Allocable to Common Units - Basic & Diluted	$4,914	$786	$28,404	$11,537

Limited Partner Interest in Net Income - Subordinated Units	$3,585	$846	$20,728	$11,498
Less: Effect of Preferred Unit Conversion	—	77	—	77
Net Income Allocable to Subordinated Units - Basic & Diluted	$3,585	$769	$20,728	$11,421

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	15,910,452	11,728,390	15,897,208	11,709,526
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	27,521,519	23,339,457	27,508,275	23,320,593

Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	16,017,135	11,890,097	15,981,771	11,841,760
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	27,628,202	23,501,164	27,592,838	23,452,827

Net Income Per Limited Partner Unit - Basic
Common Units	$0.31	$0.07	$1.79	$0.99
Subordinated Units	$0.31	$0.07	$1.79	$0.98
Net Income Per Limited Partner Unit - Basic	$0.31	$0.07	$1.79	$0.98

Net Income Per Limited Partner Unit - Diluted
Common Units	$0.31	$0.07	$1.78	$0.97
Subordinated Units	$0.31	$0.07	$1.79	$0.98
Net Income Per Limited Partner Unit - Diluted	$0.31	$0.07	$1.78	$0.98
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
There were no phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the three months ended September 30, 2018 and September 30, 2017. There were no phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the nine months ended September 30, 2018. There were 333,943 phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the nine months ended September 30, 2017. Diluted net income per limited partner unit does not reflect the potential dilution that could occur if the preferred units of the partnership were converted to common units, because the effect would be anti-dilutive for the three and nine months ended September 30, 2017.

NOTE 4—INVENTORIES:

	September 30, 2018	December 31, 2017
Coal	$2,393	$2,853
Supplies	9,632	9,450
Total Inventories	$12,025	$12,303

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
NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2018	December 31, 2017
Coal and Other Plant and Equipment	$628,888	$607,314
Coal Properties and Surface Lands	122,597	122,377
Airshafts	99,181	95,566
Mine Development	81,538	81,538
Coal Advance Mining Royalties	3,695	3,673
Total Property, Plant and Equipment	935,899	910,468
Less: Accumulated Depreciation, Depletion and Amortization	516,093	483,410
Total Property, Plant and Equipment, Net	$419,806	$427,058

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

As of September 30, 2018 and December 31, 2017, property, plant and equipment includes gross assets under capital lease of $11,867 and $625, respectively. Accumulated amortization for capital leases was $2,551 and $473 at September 30, 2018 and December 31, 2017, respectively. Amortization expense for assets under capital leases approximated $967 and $24 for the three months ended and $2,262 and $72 for the nine months ended September 30, 2018 and 2017, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.

NOTE 6—OTHER ACCRUED LIABILITIES:

	September 30, 2018	December 31, 2017
Subsidence Liability	$22,947	$22,430
Accrued Payroll and Benefits	3,483	3,219
Accrued Interest (Related Party)	1,832	824
Accrued Other Taxes	1,336	1,399
Equipment Lease Rental	784	2,906
Longwall Equipment Buyout	—	5,658
Other	2,636	5,069
Current Portion of Long-Term Liabilities:
Capital Leases	3,453	77
Workers’ Compensation	1,446	1,381
Asset Retirement Obligations	1,202	881
Pneumoconiosis Benefits	166	195
Long-Term Disability	129	140
Total Other Accrued Liabilities	$39,414	$44,179
NOTE 7—LONG-TERM DEBT:

	September 30, 2018	December 31, 2017
Affiliated Company Credit Agreement	$167,000	$196,583

Total Long-Term Debt	$167,000	$196,583

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

The Partnership had available capacity under the Affiliated Company Credit Agreement of $108,000 and $78,417 as of September 30, 2018 and December 31, 2017, respectively. Interest on outstanding borrowings under the Affiliated Company Credit Agreement was accrued at a rate of 3.75% and 4.25% as of September 30, 2018 and December 31, 2017, respectively. The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios.

For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At September 30, 2018, the Partnership was in compliance with its debt covenants with the first lien gross leverage ratio at 1.45 to 1.00 and the total net leverage ratio at 1.44 to 1.00.
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

	CWP				Workers’ Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service Cost	$372	$283	$1,117	$849	$366	$320	$1,098	$961
Interest Cost	36	18	108	54	35	33	105	98
Amortization of Actuarial Gain	(5)	(34)	(16)	(102)	(1)	(8)	(4)	(25)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	18	44	47	142
Net Periodic Benefit Cost	$403	$267	$1,209	$801	$418	$389	$1,246	$1,176
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Affiliated Company Credit Agreement - Related Party	$167,000	$167,000	$196,583	$196,583
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

At September 30, 2018, the Partnership was contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $83,299. The instruments are comprised of $301 of letters of credit expiring within the next year, $73,536 of environmental surety bonds expiring within the next three years, and $9,462 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

NOTE 11—RECEIVABLES FINANCING AGREEMENT

On November 30, 2017, (i) CONSOL Marine Terminals LLC, formerly known as CNX Marine Terminals LLC, as an originator of receivables, (ii) CPCC, as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”). Concurrently, (i) CONSOL Thermal Holdings, as sub-originator, and (ii) CPCC, as buyer and as initial servicer of the receivables for itself and CONSOL Thermal Holdings, entered into a Sub-Originator Agreement (the “Sub-Originator PSA”). In addition, on that date, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CPCC, as initial servicer, (iii) PNC, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). On August 30, 2018, the Securitization was amended, among other things, to extend the scheduled termination date to August 30, 2021.

Pursuant to the Securitization, (i) CONSOL Thermal Holdings will sell current and future trade receivables to CPCC and (ii) the Originators will sell and/or contribute current and future trade receivables (including receivables sold to CPCC by CONSOL Thermal Holdings) to the SPV and the SPV will, in turn, pledge its interests in the receivables to PNC, which will either make loans or issue letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the Securitization may not exceed $100,000. Loans under the Securitization will accrue interest at a reserve-adjusted LIBOR market index rate equal to the one-month Eurodollar rate. Loans and letters of credit under the Securitization also will accrue a program fee and participation fee, respectively, ranging from 2.00% to 2.50% per annum, depending on the total net leverage ratio of CONSOL Energy. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and will pay other customary fees to the lenders, including a fee on unused commitments. The SPV’s assets and credit are not available to satisfy the debts and obligations owed to the creditors of CONSOL Energy, CONSOL Thermal Holdings or any of the Originators. CONSOL Thermal Holdings, the Originators and CPCC as servicer are independently liable for their own customary representations, warranties, covenants and indemnities. In addition, CONSOL Energy has guaranteed the performance of the obligations of CONSOL Thermal Holdings, the Originators and CPCC as servicer, and will guarantee the obligations of any additional originators or successor servicer that may become party to the Securitization. However, neither CONSOL Energy nor its affiliates will guarantee collectability of receivables or the creditworthiness of obligors thereunder.

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

As of September 30, 2018, the Partnership, through CONSOL Thermal Holdings, sold $19,723 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
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

•	make certain adjustments to the indemnification obligations of the parties.

Charges for services from CONSOL Energy include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating and Other Costs	$725	$850	$2,172	$2,589
Selling, General and Administrative Expenses	2,345	834	5,943	2,288
Total Services from CONSOL Energy	$3,070	$1,684	$8,115	$4,877

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

For the three months ended September 30, 2018, $1,832 of interest was incurred under the Affiliated Company Credit Agreement, of which $1,560 is included in Interest Expense in the Consolidated Statements of Operations, and $272 was capitalized and included in Property, Plant and Equipment on the Consolidated Balance Sheets. For the nine months ended September 30, 2018, $5,942 of interest was incurred under the Affiliated Company Credit Agreement, of which $5,295 is included in Interest Expense in the Consolidated Statements of Operations, and $647 was capitalized and included in Property, Plant and Equipment on the Consolidated Balance Sheets. Interest is calculated based upon a fixed rate, determined quarterly, depending on the total net leverage ratio. For the three and nine months ended September 30, 2018, the average interest rate was 3.87% and 4.04%, respectively. See Note 7 - Long-Term Debt for more information.

At September 30, 2018 and December 31, 2017, the Partnership had a net payable to CONSOL Energy in the amount of $1,573 and $3,071, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

In July 2018, CONSOL Energy's Board of Directors approved an expansion of its stock and debt repurchase program. The program expansion allows CONSOL Energy to use up to $25 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market. The repurchase program does not obligate CONSOL Energy to repurchase any dollar amount or number of common units and CONSOL Energy's Board of Directors may modify, suspend or discontinue its authorization of the program at any time. During the nine months ended September 30, 2018, 77,536 common units were repurchased at an average price of $17.86 per unit.
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

The general partner has granted equity-based phantom units that vest over a period of a recipient’s continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership modified certain former employees' phantom awards to eliminate the service requirement. This resulted in $40 and $1,686 of incremental compensation costs for the three and nine months ended September 30, 2018 and 2017, respectively. The Partnership recognized compensation expense of $503 and $2,084 for the three months ended and $1,370 and $3,791 for the nine months ended September 30, 2018 and September 30, 2017, respectively, which is included in Selling, General and Administrative Expense in the Consolidated Statements of Operations. As of September 30, 2018, there is $1,820 of unearned compensation that will vest over a weighted average period of 1.19 years. The total fair value of phantom units vested during the three months ended September 30, 2018 and September 30, 2017 was $40 and $638, respectively. The total fair value of phantom units vested during the nine months ended September 30, 2018 and September 30, 2017 was $2,508 and $1,771, respectively. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2017	401,409	$14.87
Granted	18,807	$15.95
Vested	(179,281)	$13.99
Forfeited	(14,001)	$14.88
Nonvested at September 30, 2018	226,934	$15.65

NOTE 14—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND FINANCE SUBSIDIARY OF POSSIBLE FUTURE PUBLIC DEBT:

The Partnership filed a Registration Statement on Form S-3 (333-215962) with the SEC on March 10, 2017, which was declared effective by the SEC on March 14, 2017, to register the offer and sale of various securities including debt securities. The registration statement registers guarantees of debt securities by CONSOL Operating and CONSOL Thermal Holdings (“Subsidiary Guarantors”). The Subsidiary Guarantors are 100% owned by the Partnership and any guarantees by the Subsidiary Guarantors will be full and unconditional and joint and several. In addition, the registration statement also includes CONSOL Coal Finance, which was formed for the sole purpose of co-issuing future debt securities with the Partnership. CONSOL Coal Finance is wholly owned by the Partnership, has no assets or any liabilities and its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto. The Partnership does not have any other subsidiaries other than the Subsidiary Guarantors and CONSOL Coal Finance. In addition, the Partnership has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Partnership by dividend or loan other than under the Affiliated Company Credit Agreement described in these notes. In the event that more than one of the Subsidiary Guarantors guarantee public debt securities of the Partnership in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the Subsidiary Guarantors. None of the assets of the Partnership, the Subsidiary Guarantors or CONSOL Coal Finance represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.
NOTE 15—SUBSEQUENT EVENTS:

On October 25, 2018, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the quarter ended September 30, 2018 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on November 15, 2018 to the unitholders of record at the close of business on November 8, 2018.

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
Overview

We are a master limited partnership formed by CNX in 2015 to manage and further develop all of its active coal operations in Pennsylvania. Our primary strategy for growing our business and increasing distributions to our unitholders is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. The primary component of our growth strategy is based upon our expectation of future divestitures by CONSOL Energy to us of portions of its retained 75% undivided interest in the Pennsylvania Mining Complex. At September 30, 2018, the Partnership’s assets include a 25% undivided interest in, and operational control over, CONSOL Energy’s Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu bituminous coal that is sold primarily to electric utilities in the eastern United States. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

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

On November 28, 2017, CONSOL Energy was separated from CNX into an independent, publicly traded coal company via a pro rata distribution of all of CONSOL Energy’s common stock to CNX’s stockholders. CONSOL Energy was originally formed as CONSOL Mining Corporation in Delaware on June 21, 2017 to hold CNX’s coal business including its interest in the Pennsylvania Mining Complex and certain related coal assets, including CNX’s ownership interest in the Partnership and our general partner, CNX’s terminal operations at the Port of Baltimore and undeveloped coal reserves located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. As part of the separation, CONSOL Mining Corporation changed its name to CONSOL Energy Inc. began using the ticker “CEIX”, CNX changed its name to CNX Resources Corporation kept the ticker “CNX”, the Partnership changed its name to CONSOL Coal Resources LP and its ticker to “CCR” and the general partner changed its name to CONSOL Coal Resources GP LLC.

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

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on a cost per ton basis. Our cost of coal sold per ton represents our costs of coal sold divided by the tons of coal we sell. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration, and depreciation, depletion and amortization costs on production assets. Our costs exclude any indirect costs such as selling, general and administrative costs, freight expenses, interest expenses, depreciation, depletion and amortization costs on non-production assets and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold is total costs. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization cost on production assets. The GAAP measure most directly comparable to cash cost of coal sold is total costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Costs	$66,669	$74,650	$217,894	$214,862
Freight Expense	(611)	(5,451)	(9,444)	(12,962)
Selling, General and Administrative Expenses	(3,899)	(4,283)	(10,260)	(11,218)
Interest Expense	(1,560)	(2,404)	(5,295)	(7,257)
Other Costs (Non-Production)	(1,545)	(2,965)	(9,810)	(5,392)
Depreciation, Depletion and Amortization (Non-Production)	(542)	(544)	(1,625)	(1,644)
Cost of Coal Sold	$58,512	$59,003	$181,460	$176,389
Depreciation, Depletion and Amortization (Production)	(10,517)	(9,808)	(32,144)	(29,506)
Cash Cost of Coal Sold	$47,995	$49,195	$149,316	$146,883

The following table presents a reconciliation of average cash margin per ton to coal revenue, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Coal Revenue	$73,700	$69,811	$254,126	$224,850
Operating and Other Costs	49,540	52,160	159,126	152,275
Less: Other Costs (Non-Production)	(1,545)	(2,965)	(9,810)	(5,392)
Cash Cost of Coal Sold	47,995	49,195	149,316	146,883
Add: Depreciation, Depletion and Amortization	11,059	10,352	33,769	31,150
Less: Depreciation, Depletion and Amortization (Non-Production)	(542)	(544)	(1,625)	(1,644)
Cost of Coal Sold	$58,512	$59,003	$181,460	$176,389
Total Tons Sold	1,561	1,581	5,175	4,968
Average Revenue Per Ton Sold	$47.21	$44.16	$49.11	$45.26
Average Cash Cost Per Ton Sold	30.88	30.94	28.87	29.57
Add: Depreciation, Depletion and Amortization Per Ton Sold	6.60	6.38	6.20	5.94
Average Cost Per Ton Sold	$37.48	$37.32	$35.07	$35.51
Average Margin Per Ton Sold	9.73	6.84	14.04	9.75
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.60	6.38	6.20	5.94
Average Cash Margin Per Ton Sold	$16.33	$13.22	$20.24	$15.69

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$8,645	$3,614	$49,978	$29,154
Plus:
Interest Expense	1,560	2,404	5,295	7,257
Depreciation, Depletion and Amortization	11,059	10,352	33,769	31,150
Unit-Based Compensation	503	2,084	1,370	3,791
Adjusted EBITDA	$21,767	$18,454	$90,412	$71,352
Less:
Cash Interest	2,107	1,962	5,265	6,662
Distributions to Preferred Units[1]	—	1,851	—	5,553
Estimated Maintenance Capital Expenditures	8,921	8,893	26,969	26,858
Distributable Cash Flow	$10,739	$5,748	$58,178	$32,279

Net Cash Provided by Operating Activities	$16,921	$20,029	$95,134	$60,783
Plus:
Interest Expense	1,560	2,404	5,295	7,257
Other, Including Working Capital	3,286	(3,979)	(10,017)	3,312
Adjusted EBITDA	$21,767	$18,454	$90,412	$71,352
Less:
Cash Interest	2,107	1,962	5,265	6,662
Distributions to Preferred Units[1]	—	1,851	—	5,553
Estimated Maintenance Capital Expenditures	8,921	8,893	26,969	26,858
Distributable Cash Flow	$10,739	$5,748	$58,178	$32,279
Minimum Quarterly Distributions	$14,350	$12,228	$43,044	$36,684
Distribution Coverage Ratio	0.7	0.5	1.4	0.9
1Distributions to Preferred Units represents income attributable to preferred units prior to conversion.

Results of Operations

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

Total net income was $8,645 for the three months ended September 30, 2018 compared to $3,614 for the three months ended September 30, 2017. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	September 30,
	2018	2017	Variance
	(in thousands)
Revenue:
Coal Revenue	$73,700	$69,811	$3,889
Freight Revenue	611	5,451	(4,840)
Other Income	1,003	3,002	(1,999)
Total Revenue and Other Income	75,314	78,264	(2,950)
Cost of Coal Sold:
Operating Costs	47,995	49,195	(1,200)
Depreciation, Depletion and Amortization	10,517	9,808	709
Total Cost of Coal Sold	58,512	59,003	(491)
Other Costs:
Other Costs	1,545	2,965	(1,420)
Depreciation, Depletion and Amortization	542	544	(2)
Total Other Costs	2,087	3,509	(1,422)
Freight Expense	611	5,451	(4,840)
Selling, General and Administrative Expenses	3,899	4,283	(384)
Interest Expense	1,560	2,404	(844)
Total Costs	66,669	74,650	(7,981)
Net Income	$8,645	$3,614	$5,031
Adjusted EBITDA	$21,767	$18,454	$3,313
Distributable Cash Flow	$10,739	$5,748	$4,991
Distribution Coverage Ratio	0.7	0.5	0.2

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Three Months Ended September 30,
Mine	2018	2017	Variance
Bailey	599	691	(92)
Enlow Fork	646	486	160
Harvey	348	359	(11)
Total	1,593	1,536	57

Coal production was 1,593 tons for the three months ended September 30, 2018 compared to 1,536 tons for the three months ended September 30, 2017. The Partnership’s coal production increased slightly due to increased production at the Enlow Fork mine, as geological conditions improved modestly compared to the same period in 2017, partially offset by reduced production resulting from three longwall moves at the other mines (compared to the more typical one-to-two longwall moves per quarter) and a miners' vacation period in July 2018.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended September 30, 2018 and 2017 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended September 30,
	2018	2017	Variance
Total Tons Sold (in thousands)	1,561	1,581	(20)
Average Revenue Per Ton Sold	$47.21	$44.16	$3.05

Average Cash Cost Per Ton Sold	$30.88	$30.94	$(0.06)
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.60	6.38	0.22
Total Costs Per Ton Sold	$37.48	$37.32	$0.16
Average Margin Per Ton Sold	$9.73	$6.84	$2.89
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.60	6.38	0.22
Average Cash Margin Per Ton Sold (1)	$16.33	$13.22	$3.11
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “– How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $73,700 for the three months ended September 30, 2018 compared to $69,811 for the three months ended September 30, 2017. The $3,889 increase was attributable to a $3.05 per ton higher average revenue. The higher average sales price per ton sold in the 2018 period was primarily driven by improved export and domestic netback pricing compared to the three months ended September 30, 2017. The prompt month prices for the API 2 index (the benchmark price reference for coal imported into northwest Europe) averaged 15% higher than during the year-ago quarter.

Freight revenue, which is completely offset by freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue decreased $4,840 in the period-to-period comparison due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $1,003 for the three months ended September 30, 2018, compared to $3,002 for the three months ended September 30,

2017. The $1,999 period-to-period decrease was primarily due to a $2,102 contract buyout that occurred during the three months ended September 30, 2017.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $58,512 for the three months ended September 30, 2018, or $491 lower than the $59,003 for the three months ended September 30, 2017, which is materially consistent in the period-to-period comparison. Total costs per ton sold were $37.48 per ton for the three months ended September 30, 2018 compared to $37.32 per ton for the three months ended September 30, 2017.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs decreased $1,422 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This was primarily attributable to prior year severance costs due to organizational restructuring.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses remained materially consistent in the period-to-period comparison.

Interest Expense

Interest expense for the three months ended September 30, 2018 was $1,560, which primarily relates to obligations under our Affiliated Company Credit Agreement. For the three months ended September 30, 2017, $2,404 of interest expense was incurred, primarily on the PNC Revolving Credit Facility. The decrease was primarily attributable to a lower average daily balance outstanding under the Affiliated Company Credit Agreement than had been drawn on the PNC Revolving Credit Facility in the previous year. For a detailed explanation of our liquidity and financing arrangements, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

Adjusted EBITDA

Adjusted EBITDA was $21,767 for the three months ended September 30, 2018 compared to $18,454 for the three months ended September 30, 2017. The $3,313 increase was primarily a result of a $3.05 per ton increase in the average sales price and a $0.06 per ton decrease in the average cash cost of coal sold, resulting in a $4,855 increase in Adjusted EBITDA. The remaining variance is due to changes in other income and other costs as discussed above and various other transactions that occurred throughout both periods, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $10,739 for the three months ended September 30, 2018 compared to $5,748 for the three months ended September 30, 2017. The $4,991 increase was primarily attributable to a $3,313 increase in Adjusted EBITDA as discussed above and a $1,851 decrease in distributions to holders of the Class A Preferred Units, which were all converted to common units on October 2, 2017.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Total net income was $49,978 for the nine months ended September 30, 2018 compared to $29,154 for the nine months ended September 30, 2017. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Nine Months Ended
	September 30,
	2018	2017	Variance
	(in thousands)
Revenue:
Coal Revenue	$254,126	$224,850	29,276
Freight Revenue	9,444	12,962	(3,518)
Other Income	4,302	6,204	(1,902)
Total Revenue and Other Income	267,872	244,016	23,856
Cost of Coal Sold:
Operating Costs	149,316	146,883	2,433
Depreciation, Depletion and Amortization	32,144	29,506	2,638
Total Cost of Coal Sold	181,460	176,389	5,071
Other Costs:
Other Costs	9,810	5,392	4,418
Depreciation, Depletion and Amortization	1,625	1,644	(19)
Total Other Costs	11,435	7,036	4,399
Freight Expense	9,444	12,962	(3,518)
Selling, General and Administrative Expenses	10,260	11,218	(958)
Interest Expense	5,295	7,257	(1,962)
Total Costs	217,894	214,862	3,032
Net Income	$49,978	$29,154	$20,824
Adjusted EBITDA	$90,412	$71,352	$19,060
Distributable Cash Flow	$58,178	$32,279	$25,899
Distribution Coverage Ratio	1.4	0.9	0.5

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Nine Months Ended September 30,
Mine	2018	2017	Variance
Bailey	2,415	2,250	165
Enlow Fork	1,846	1,792	54
Harvey	927	924	3
Total	5,188	4,966	222

Coal production was 5,188 tons for the nine months ended September 30, 2018 compared to 4,966 tons for the nine months ended September 30, 2017. The Partnership’s coal production increased 222 tons to satisfy demand.
Coal Operations

Coal revenue and cost components on a per unit basis for the nine months ended September 30, 2018 and 2017 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Nine Months Ended September 30,
	2018	2017	Variance
Total Tons Sold (in thousands)	5,175	4,968	207
Average Revenue Per Ton Sold	$49.11	$45.26	$3.85

Average Cash Cost Per Ton Sold	$28.87	$29.57	$(0.70)
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.20	5.94	0.26
Total Costs Per Ton Sold	$35.07	$35.51	$(0.44)
Average Margin Per Ton Sold	$14.04	$9.75	$4.29
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.20	5.94	0.26
Average Cash Margin Per Ton Sold (1)	$20.24	$15.69	$4.55
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “– How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $254,126 for the nine months ended September 30, 2018 compared to $224,850 for the nine months ended September 30, 2017. The $29,276 increase was attributable to a $3.85 per ton higher average revenue and a 207 increase in tons sold. The increase in tons sold was primarily driven by improved production from our Bailey Mine, which was supported by strong demand from our customers in both the domestic and export markets. The higher average sales price per ton sold in the 2018 period was primarily driven by improved pricing under our netback contracts, which resulted from stronger PJM West power prices during the first half of 2018 as compared to the first half of 2017, and by improved realizations in the export markets. PJM West day-ahead power prices averaged 28% higher for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, and prompt month prices for the API 2 index (the benchmark price reference for coal imported into northwest Europe) averaged 13% higher than during the year-ago period.

Freight revenue, which is completely offset by freight expense, is the amount billed to customers based on the weight of coal shipped and negotiated freight rates for rail transportation. Freight revenue decreased $3,518 in the period-to-period comparison due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $4,302 for the nine months ended September 30, 2018, compared to $6,204 for the nine months ended September 30,

2017. The $1,902 period-to-period decrease was primarily due to a $2,102 contract buyout and a $1,410 gain related to an agreement to avoid mining approximately 85 acres of reserves, both of which occurred during the nine months ended September 30, 2017. These decreases were offset, in part, by an increase of $1,430 in sales of externally purchased coal for blending purposes only.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The costs of coal sold per ton include items such as direct operating costs, royalty and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $181,460 for the nine months ended September 30, 2018, or $5,071 higher than the $176,389 for the nine months ended September 30, 2017. Total costs per ton sold were $35.07 per ton for the nine months ended September 30, 2018 compared to $35.51 per ton for the nine months ended September 30, 2017. The increase in the total cost of coal sold was primarily driven by an increase in production-related costs as more coal was mined to meet market demand. However, the increased production resulted in an overall decrease in the total cost per ton sold.

Total Other Costs

Total other costs is comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $4,399 for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily attributable to an increase in current year costs related to discretionary employee benefit expense, demurrage charges, and externally purchased coal for blending purposes only. This increase was partially offset by a decrease in severance costs due to organizational restructuring that occurred in the prior-year period.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses remained materially consistent in the period-to-period comparison.

Interest Expense

Interest expense for the nine months ended September 30, 2018 was $5,295, which primarily relates to obligations under our Affiliated Company Credit Agreement. For the nine months ended September 30, 2017, $7,257 of interest expense was incurred, primarily on the PNC Revolving Credit Facility. The decrease was primarily attributable to a lower average daily balance outstanding under the Affiliated Company Credit Agreement than had been drawn on the PNC Revolving Credit Facility in the previous year. For a detailed explanation of our liquidity and financing arrangements, please read Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

Adjusted EBITDA

Adjusted EBITDA was $90,412 for the nine months ended September 30, 2018 compared to $71,352 for the nine months ended September 30, 2017. The $19,060 increase was primarily a result of a $3.85 per ton increase in the average sales price and a $0.70 per ton decrease in the average cash cost of coal sold, resulting in a $23,546 increase in Adjusted EBITDA. In addition, an increase of 207 tons sold resulted in a $3,248 increase in Adjusted EBITDA. The remaining variance is due to changes in other income and other costs as discussed above and various other transactions that occurred throughout both periods, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $58,178 for the nine months ended September 30, 2018 compared to $32,279 for the nine months ended September 30, 2017. The $25,899 increase was primarily attributable to a $19,060 increase in Adjusted EBITDA as discussed above, a $5,553 decrease in distributions to holders of the Class A Preferred Units, which were all converted to common units on October 2, 2017, and a $1,397 decrease in cash interest paid.

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

We expect the cash flow generated from operations in 2018 to be improved compared to 2017, as we expect strong demand from the export and domestic thermal markets. Additionally, in the first quarter of 2018, we took advantage of a strong leasing market and bought out longwall shields, terminating the operating leases and refinancing them as capital leases. The financing rates on the new capital leases are significantly below our weighted average cost of capital, and the transactions are immediately accretive to our cash flows. In aggregate, we expect an approximate $2,500 reduction in 2018 cash spending as a result of these refinancings. The financing charges on these capital leases are fixed and will insulate us from future increases in interest rates. Furthermore, through consistent cost control measures, we expect to provide adequate cash flows to meet our maintenance capital requirements. We started the coarse refuse disposal area project in 2017, which is expected to continue through 2021. Our 2018 capital needs are expected to be between $33,000 to $36,000, which is increased from 2017 levels due to additional expected capital expenditures related to the refuse disposal area project, as well as additional equipment maintenance costs and other purchases.

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

We expect to generate adequate cash flows and liquidity to meet reasonable increases in the cost of supplies that are passed on from our suppliers. We will also continue to seek alternate sources of supplies and replacement material to offset any unexpected increase in the cost of supplies.

Our Partnership Agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon financing under the Affiliated Company Credit Agreement and the issuance of debt and equity securities to fund our acquisitions and expansion capital expenditures, if any.

On October 25, 2018, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the quarter ended September 30, 2018 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on November 15, 2018 to the unitholders of record at the close of business on November 8, 2018.

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

On November 28, 2017, the Partnership and the other Credit Parties entered into the Affiliated Company Credit Agreement by and among the Credit Parties, CONSOL Energy, as lender and administrative agent, and PNC, as collateral agent. The Affiliated Company Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $275,000 to be provided by CONSOL Energy, as lender. In connection with the completion of the separation and the Partnership’s entry into the Affiliated Company Credit Agreement, the Partnership made an initial draw of $200,583, the net proceeds of which were used to repay the PNC Revolving Credit Facility. Additional drawings under the Affiliated Company Credit Agreement are available for general partnership purposes. The Affiliated Company Credit Agreement matures on February 27, 2023. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the PNC Revolving Credit Facility, including the list of entities that act as guarantors thereunder. The obligations under the Affiliated

Company Credit Agreement are guaranteed by the Partnership’s subsidiaries and secured by substantially all of the assets of the Partnership and its subsidiaries pursuant to the security agreement and various mortgages.

Interest on outstanding obligations under our Affiliated Company Credit Agreement accrues at a fixed rate ranging from 3.75% to 4.75% depending on the total net leverage ratio. The unused portion of our Affiliated Company Credit Agreement is subject to a commitment fee of 0.50% per annum.

As of September 30, 2018, the Partnership had $167,000 of borrowings outstanding under the Affiliated Company Credit Agreement, leaving $108,000 of unused capacity. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at September 30, 2018 was accrued at a rate of 3.75%.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios. For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At September 30, 2018, the Partnership was in compliance with its debt covenants with the first lien gross leverage ratio at 1.45 to 1.00 and the total net leverage ratio at 1.44 to 1.00.

Receivables Financing Agreement

On November 30, 2017, (i) CONSOL Marine Terminals LLC, formerly known as CNX Marine Terminals LLC, as an originator of receivables, (ii) CPCC, as an originator of receivables and as initial servicer of the receivables for itself and the other Originators, each a wholly owned subsidiary of CONSOL Energy, and (iii) the SPV, a Delaware special purpose entity and wholly owned subsidiary of CONSOL Energy, as buyer, entered into the Purchase and Sale Agreement. Concurrently, (i) CONSOL Thermal Holdings, as sub-originator, and (ii) CPCC, as buyer and as initial servicer of the receivables for itself and CONSOL Thermal Holdings, entered into the Sub-Originator PSA. In addition, on that date, the SPV entered into the Receivables Financing Agreement by and among (i) the SPV, as borrower, (ii) CPCC, as initial servicer, (iii) PNC, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of the Securitization. On August 30, 2018, the Securitization was amended, among other things, to extend the scheduled termination date to August 30, 2021.

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

Loans under the Securitization will accrue interest at a reserve-adjusted LIBOR market index rate equal to the one-month Eurodollar rate. Loans and letters of credit under the Securitization also will accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum, depending on the total net leverage ratio of CONSOL Energy. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and will pay other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.

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

As of September 30, 2018, the Partnership, through CONSOL Thermal Holdings, had sold $19,723 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collection efforts.
Cash Flows

	Nine Months Ended September 30,
	2018	2017	Variance
	(in thousands)
Cash flows provided by operating activities	$95,134	$60,783	$34,351
Cash used in investing activities	$(20,086)	$(10,761)	$(9,325)
Cash used in financing activities	$(75,661)	$(56,233)	$(19,428)

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017:

Cash flows provided by operating activities increased $34,351 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in net income for the reasons set forth above and a change in working capital.

Cash used in investing activities increased $9,325 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of increased capital expenditures of $7,995 and decreased proceeds from the sale of assets of $1,330. The increase in capital expenditures is due to the following items:

	Nine Months Ended September 30,
	2018	2017	Variance
	(in thousands)
Building and Infrastructure	$7,205	$5,992	$1,213
Refuse Storage Area	6,210	4,207	2,003
Equipment Purchases and Rebuilds	5,423	1,479	3,944
Other	1,418	583	835
Total Capital Expenditures	$20,256	$12,261	$7,995

Cash flows used in financing activities increased by $19,428 from $56,233 for the nine months ended September 30, 2017 to $75,661 for the nine months ended September 30, 2018. The increase was primarily due to $29,583 of net payments made in the nine months ended September 30, 2018 under the Affiliated Company Credit Agreement, which was effective as of November 28, 2017. This increase was partially offset by $13,000 of net payments that were made on the PNC Revolving Credit Facility during the nine months ended September 30, 2017. There was no activity on the PNC Revolving Credit Facility during the nine months ended September 30, 2018 due to its termination on November 28, 2017. In addition, payments on capitalized leases increased $2,051 in the period-to-period comparison as a result of the refinancing of the longwall shields at the Bailey and Harvey mines. The remaining increase is attributable to various transactions that occurred throughout both periods.
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

Contractual Obligations

Our contractual obligations include borrowings under our Affiliated Company Credit Agreement, operating leases, capital leases, asset retirement obligations and other long-term liability commitments. Since June 30, 2018, there have been no material changes to our contractual obligations outside the ordinary course of business.

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “continue,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	changes in coal prices or the costs of mining or transporting coal;

•	uncertainty in estimating economically recoverable coal reserves and replacement of reserves;

•	our ability to develop our existing coal reserves, acquire additional reserves and successfully execute our mining plans;

•	changes in general economic conditions, both domestically and globally;

•	competitive conditions within the coal industry;

•	changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers;

•	the availability and price of coal to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	our ability to successfully implement our business plan;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to coal mining;

•	major equipment failures and difficulties in obtaining equipment, parts and raw materials;

•	availability, reliability and costs of transporting coal;

•	adverse or abnormal geologic conditions, which may be unforeseen;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	operating in a single geographic area;

•	interest rates;

•	our reliance on a few major customers;

•	labor availability, relations and other workforce factors;

•	defaults by CONSOL Energy under our operating agreement, employee services agreement and Affiliated Company Credit Agreement;

•	restrictions in our Affiliated Company Credit Agreement that may adversely affect our business;

•	changes in our tax status;

•	delays in the receipt of, failure to receive or revocation of necessary governmental permits;

•	the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof;

•	the effect of new or expanded greenhouse gas regulations;

•	the effects of litigation;

•	adverse effect of cybersecurity threats;

•	recent action and the possibility of future action on trade by U.S. and foreign governments;

•	conflicts of interest that may cause our general partner or CONSOL Energy to favor their own interest to our detriment;

•	the requirement that we distribute all of our available cash; and

•	other factors discussed in our 2017 Annual Report on Form 10-K under “Risk Factors,” as updated by any subsequent Quarterly Reports on Forms 10-Q, which are on file at the SEC.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases of the Partnership’s common units during the three months ended September 30, 2018 made by CONSOL Energy:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1, 2018 - July 31, 2018	—	$—	—	$25,000
August 1, 2018 - August 31, 2018	—	$—	—	$25,000
September 1, 2018 - September 30, 2018	77,536	$17.86	77,536	$23,615
Total	77,536	$17.86

(1) In July 2018, the board of directors of CONSOL Energy approved an expansion of its existing stock and debt repurchase program to allow CONSOL Energy to purchase common units of the Partnership in the open market, subject to applicable limitations under the Affiliated Company Credit Agreement, in amount up to $25 million. Thereafter, on September 14, 2018, the board of directors of CONSOL Energy adopted a Rule 10b5-1 trading plan to facilitate these purchases.
(2) Management of CONSOL Energy cannot estimate the number of common units that will be purchased because purchases are made based upon the price of the Partnership’s units, the Partnership’s financial outlook and alternative investment options.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2018, furnished in XBRL).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2018

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