Form 10-K
period 2018-12-31
CONSOL Coal Resources LP
filed 2019-02-08
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(724) 416-8300
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (check one):
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☒ Emerging Growth Company  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $161,736,496 as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The New York Stock Exchange on such date.
CONSOL Coal Resources LP had 15,911,211 common units, 11,611,067 subordinated units, and a 1.7% general partner interest outstanding at January 25, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

Significant Relationships and Other Important Definitions Referenced in this Annual Report

•
“CONSOL Coal Resources LP,” the “Partnership,” “we,” “our,” “us” and similar terms refer to CONSOL Coal Resources LP, a Delaware limited partnership, and its subsidiaries, with common units listed for trading on the New York Stock Exchange under the ticker “CCR.” Prior to November 28, 2017, we were called CNX Coal Resources LP and our common units traded on the New York Stock Exchange under the ticker “CNXC”.

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

•
“Class A Preferred Units” refers to the convertible preferred units representing limited partner interests in CONSOL Coal Resources LP. The Partnership issued 3,956,496 Class A Preferred Units to our former sponsor on September 30, 2016. All Class A Preferred Units were converted to common units on a one-for-one basis on October 2, 2017, in accordance with our Partnership Agreement. The key terms of the Class A Preferred Units were described in our Annual Report on Form 10-K for the year ended December 31, 2016.

•
“common units” refer to the limited partner interests in CONSOL Coal Resources LP. The holders of common units are entitled to participate in partnership distributions and are entitled to exercise the rights or privileges of limited partners under the Partnership Agreement. The common units are listed on the New York Stock Exchange under the symbol “CCR”.

•	“Concurrent Private Placement” refers to the issuance (concurrent with the IPO) of 5,000,000 common units to Greenlight Capital pursuant to a common unit purchase agreement.

•	“CONSOL Coal Finance” refers to CONSOL Coal Finance Corporation, a Delaware corporation and a direct, wholly owned subsidiary of the Partnership.

•
“CONSOL Energy” and our “sponsor” refer to CONSOL Energy Inc., a Delaware corporation and the parent of our general partner, and its subsidiaries other than our general partner, us and our subsidiaries.

•	“CONSOL Operating” refers to CONSOL Operating LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Partnership.

•
“CONSOL Thermal Holdings” refers to CONSOL Thermal Holdings LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of CONSOL Operating; following the PA Mining Acquisition, CONSOL Thermal Holdings owns a 25% undivided interest in the assets, liabilities, revenues and expenses comprising the Pennsylvania Mining Complex.

•	“Conrhein” refers to Conrhein Coal Company, a Pennsylvania general partnership and a wholly owned subsidiary of CONSOL Energy.

•	“CPCC” refers to CONSOL Pennsylvania Coal Company LLC, a Delaware limited liability company and a wholly owned subsidiary of CONSOL Energy.

•	“general partner” refers to CONSOL Coal Resources GP LLC, a Delaware limited liability company and our general partner.

•	“Greenlight Capital” refers to certain funds managed by Greenlight Capital, Inc. and its affiliates.

•	“IPO” refers to the completion of the Partnership’s initial public offering on July 7, 2015.

•
“Omnibus Agreement” refers to the Omnibus Agreement dated July 7, 2015, as replaced by the First Amended and Restated Omnibus Agreement dated as of September 30, 2016, and as amended by the First Amendment to the First Amended and Restated Omnibus Agreement, dated November 28, 2017.

•	“Our former sponsor” or “CNX” refers to CNX Resources Corporation and its consolidated subsidiaries.

•
“PA Mining Acquisition” refers to a transaction which closed on September 30, 2016, wherein the Partnership and its wholly owned subsidiary, CONSOL Thermal Holdings, entered into a Contribution Agreement with our former sponsor, CPCC and Conrhein, under which CONSOL Thermal Holdings acquired an undivided 6.25% of the contributing parties’ right, title and interest in and to the Pennsylvania Mining Complex (which represents an aggregate 5% undivided interest in and to the Pennsylvania Mining Complex).

•
“Partnership Agreement” refers to the First Amended and Restated Agreement of Limited Partnership of the Partnership, as replaced by the Second Amended and Restated Agreement of Limited Partnership of the Partnership dated as of September 30, 2016, as replaced by the Third Amended and Restated Partnership Agreement dated as of November 28, 2017.

•
“Pennsylvania Mining Complex” refers to the coal mines, coal reserves and related assets and operations, located primarily in southwestern Pennsylvania. From the closing of the PA Mining Acquisition in September 2016 until November 28, 2017, the Pennsylvania Mining Complex was owned 75% by our former sponsor and its subsidiaries and 25% by CONSOL Thermal Holdings. In connection with the separation, our former sponsor's undivided interest in the Pennsylvania Mining Complex was transferred to CONSOL Energy.

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

•	“Predecessor” refers to our former sponsor’s ownership of CPCC and the Conrhein assets and liabilities prior to the IPO on July 7, 2015.

•
“preferred units” refer to any limited partnership interests, other than the common units and subordinated units, issued in accordance with the Partnership Agreement that, as determined by our general partner, have special voting rights to which our common units are not entitled. As of the date of this Annual Report on Form 10-K, there are no outstanding preferred units.

•
“recoverable coal reserves” refer to our proven and probable coal reserves, as defined by Industry Guide 7, that could be economically and legally extracted or produced at the time of the reserve determination, taking into account mining recovery and preparation plant yield.

•	“SEC” refers to the United States Securities and Exchange Commission.

•
“separation” refers to the separation of the coal business from our former sponsor’s other businesses and the creation, as a result of the distribution, of an independent, publicly traded company (CONSOL Energy) to hold the assets and liabilities associated with the coal business (including our former sponsor’s interest in the general partner and in us) after the distribution.

•	“sponsor” or “our sponsor” refers to our former sponsor prior to the separation and to CONSOL Energy following the separation.

•
“subordinated units” refer to limited partner interests in CONSOL Coal Resources LP having the rights and obligations specified with respect to subordinated units in the Partnership Agreement. In connection with the completion of the IPO, we issued 11,611,067 subordinated units to our former sponsor. In connection with the separation and the Affiliated Company Credit Agreement, all of the subordinated units were transferred directly to CONSOL Energy.

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “continue,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	changes in coal prices or the costs of mining or transporting coal;

•	uncertainty in estimating economically recoverable coal reserves and replacement of reserves;

•	our ability to develop our existing coal reserves, acquire additional reserves and successfully execute our mining plans;

•	defects in title or loss of any leasehold interests with respect to our properties;

•	changes in general economic conditions, both domestically and globally;

•	competitive conditions within the coal industry;

•	changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers;

•	the availability and price of coal to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	our ability to successfully implement our business plan;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to coal mining;

•	major equipment failures and difficulties in obtaining equipment, parts and raw materials;

•	availability, reliability and costs of transporting coal;

•	adverse or abnormal geologic conditions, which may be unforeseen;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	operating in a single geographic area;

•	interest rates and interest rate hedging transactions;

•	our reliance on a few major customers;

•	labor availability, relations and other workforce factors;

•	defaults by CONSOL Energy under our operating agreement, employee services agreement and Affiliated Company Credit Agreement;

•	restrictions in our Affiliated Company Credit Agreement that may adversely affect our business;

•	changes in our tax status;

•	delays in the receipt of, failure to receive or revocation of necessary governmental permits;

•	the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof;

•	the effect of new or expanded greenhouse gas regulations;

•	the effects of litigation;

•	adverse effect of cybersecurity threats;

•	failure to maintain effective internal controls over financial reporting;

•	recent action and the possibility of future action on trade by U.S. and foreign governments;

•	conflicts of interest that may cause our general partner or CONSOL Energy to favor their own interest to our detriment;

•	the requirement that we distribute all of our available cash; and

•	other factors discussed in this Annual Report Form 10-K under “Risk Factors,” as updated by any subsequent Forms 10-Q, which are on file at the SEC.

ITEM 1.    BUSINESS

General

We are a master limited partnership formed on March 16, 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. All amounts except per unit or per ton are displayed in thousands.

At December 31, 2018, our assets are comprised of a 25% undivided interest in, and operational control over, the Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-British thermal unit (“Btu”) coal that is sold primarily to electric utilities in the eastern United States. We are a leading producer of high-Btu coal in the Northern Appalachian Basin and the eastern United States due to our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, the industry experience of our management team and our relationship with CONSOL Energy.

The Pennsylvania Mining Complex, which includes the Bailey Mine, the Enlow Fork Mine and the Harvey Mine, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of uniform, high-Btu coal that is ideal for high-productivity, low-cost longwall operations. As of December 31, 2018, our portion of the Pennsylvania Mining Complex included 174,625 tons of recoverable coal reserves with an average gross heat content of approximately 12,907 Btus per pound and approximately 3.6 pounds of sulfur dioxide (“SO2”) per million British thermal units (“lb SO2/mmBtu”). Based on our current production capacity, these reserves are sufficient to support approximately 25 years of production. In addition, our reserves currently exhibit thermoplastic behavior suitable for cokemaking, which enables us, if market dynamics are favorable, to capture greater margins from selling our coal as a crossover product in the high-vol metallurgical market to cokemakers and steel manufacturers who utilize modern cokemaking technologies.

The design of the Pennsylvania Mining Complex is optimized to produce large quantities of coal on a cost-efficient basis. We are able to sustain high production volumes at comparatively low operating costs due to, among other things, our technologically advanced longwall mining systems, logistics infrastructure and safety. All of our mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. We typically operate five longwalls and 15-17 continuous mining sections at the Pennsylvania Mining Complex. The current production capacity of our portion of the Pennsylvania Mining Complex’s five longwalls is 7,125 tons of coal per year. The preparation plant is connected via conveyor belts to each of our mines and cleans and processes up to 8,200 tons of coal per hour. Our on-site logistics infrastructure at the preparation plant includes a dual-batch train loadout facility capable of loading up to 9,000 tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which significantly increases our efficiency in meeting our customers’ transportation needs.

On July 1, 2015, our common units began trading on the New York Stock Exchange under the ticker symbol “CNXC”. On July 7, 2015, the Partnership completed the issuance of common units in connection with the IPO, a private placement of common units with Greenlight Capital, and entered into a $400,000 senior secured revolving credit facility. In connection with the IPO, our former sponsor contributed to the Partnership a 20% undivided interest in the assets, liabilities, revenues and expenses comprising the Pennsylvania Mining Complex.

On September 30, 2016, we acquired an additional 5% undivided interest in the Pennsylvania Mining Complex from our former sponsor for $21,500 in cash and the issuance of 3,956,496 Class A Preferred Units with a value of $67,300. All information (except distributable cash flow, which reflects the ownership percentage at the time) included within this filing has been recast to reflect the Partnership’s current 25% undivided interest in the assets, liabilities, revenues and expenses comprising the Pennsylvania Mining Complex. On October 2, 2017, all of the Class A Preferred Units were converted into common units on a one-for-one basis.

On November 28, 2017, CONSOL Energy was separated from our former sponsor into an independent publicly traded coal company (NYSE: CEIX). In connection with the separation, our former sponsor transferred to CONSOL Energy all of its ownership interest in our general partner and us, which consists of (i) 5,006,496 common units and 11,611,067 subordinated units, (ii) a 1.7% general partnership interest and (iii) all incentive distribution rights (IDRs). CONSOL Energy's coal business includes its 75% undivided interest in the Pennsylvania Mining Complex, terminal operations at the Port of Baltimore and undeveloped coal reserves located in the Northern Appalachian Basin, Central Appalachian Basin and Illinois Basin and certain related coal assets and liabilities.

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

Our principal executive offices are located at 1000 CONSOL Energy Drive, Suite 100, Canonsburg, Pennsylvania 15317-6506, and our telephone number is (724) 416-8300. Our website is located at www.ccrlp.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K.

Organization Structure

The following simplified diagram depicts our organizational structure and our relationship with CONSOL Energy as of December 31, 2018:

Our Relationship with CONSOL Energy

One of our principal strengths is our relationship with our sponsor, CONSOL Energy. CONSOL Energy is a leading, low-cost producer of high-quality coal, headquartered in Canonsburg, Pennsylvania. CONSOL Energy and its former parent and predecessors have been mining coal, primarily in the Appalachian Basin, since 1864. CONSOL Energy deploys an organic growth strategy focused on efficiently developing its resource base. CONSOL Energy’s premium coal grades are sold to electricity generators, steel makers, coke producers and industrial consumers, both domestically and internationally. CONSOL Energy is listed on the NYSE under the symbol “CEIX” and had a market capitalization of approximately $870.1 million as of December 31, 2018.

Our Assets

CONSOL Thermal Holdings owns a 25% undivided interest in the Pennsylvania Mining Complex. CONSOL Thermal Holdings entered into an operating agreement with CPCC and Conrhein under which CONSOL Thermal Holdings is named as operator and assumes management and control over the day-to-day operations of the Pennsylvania Mining Complex for the life of the mines. We are managed by the directors and executive officers of our general partner. As a result, the directors and executive officers of our general partner have the ultimate responsibility for managing and conducting all of our and our subsidiaries’ operations, including with respect to CONSOL Thermal Holdings’ rights and obligations under the operating agreement. Based on our current production capacity utilizing five longwall mining systems, our recoverable coal reserves are sufficient to support approximately 25 years of production.

Our Operations

Bailey Mine

The Bailey Mine is located in Enon, Pennsylvania. The Bailey Mine is the first mine developed at the Pennsylvania Mining Complex. As of December 31, 2018, the Partnership’s portion of the Bailey Mine’s assigned and accessible reserve base contained an aggregate of 40,832 tons of recoverable coal reserves with an average as-received gross heat content of approximately 12,890 Btus per pound and an approximate average lb SO2/mmBtu of 4.1. Construction of the slope and initial air shaft began in 1982. The slope development reached the coal seam at a depth of approximately 600 feet and, following development of the slope bottom, commercial coal production began in 1984. Longwall mining production commenced in 1985, and the second longwall was placed into operation in 1987. In 2010, a new slope and overland belt system was commissioned, which allowed a large percentage of the Bailey Mine to be sealed off. For the years ended December 31, 2018, 2017 and 2016, our portion of the Bailey Mine produced 3,184 tons, 3,031 tons and 3,014 tons of coal, respectively. The Bailey Mine uses approximately six to seven continuous mining units to develop the mains and gate roads for its longwall panels.

Enlow Fork Mine

The Enlow Fork Mine is located directly north of the Bailey Mine. As of December 31, 2018, the Partnership’s portion of the Enlow Fork Mine’s assigned and accessible reserve base contained an aggregate of 83,407 tons of recoverable coal reserves with an average as-received gross heat content of approximately 12,935 Btus per pound and an approximate average lb SO2/mmBtu of 3.2. Initial underground development was started from the Bailey Mine while the Enlow Fork slope was being constructed. Once the slope bottom was developed and the slope belt became operational, seals were constructed to separate the two mines. Following development of the slope bottom, commercial coal production began in 1989. Longwall mining production commenced in 1991 with the second longwall coming online in 1992. In 2014, a new slope and overland belt system was commissioned and a substantial portion of the Enlow Fork Mine was sealed. For the years ended December 31, 2018, 2017 and 2016, our portion of the Enlow Fork Mine produced 2,469 tons, 2,295 tons and 2,409 tons of coal, respectively. The Enlow Fork Mine uses approximately six to seven continuous mining units to develop the mains and gate roads for its longwall panels.

Harvey Mine

The Harvey Mine is located directly east of the Bailey and Enlow Fork Mines. As of December 31, 2018, the Partnership’s portion of the Harvey Mine’s assigned and accessible reserve base contained an aggregate of 50,386 tons of recoverable coal reserves with an average as-received gross heat content of approximately 12,873 Btus per pound and an approximate average lb SO2/mmBtu of 3.8. Similar to the Enlow Fork Mine, the Harvey Mine was developed off of the Bailey Mine’s slope bottom. Once the slope for the Harvey Mine was placed into operation, seals were built to separate the two mines, and the original slope was dedicated solely to the Harvey Mine, which eliminated the need to make significant capital expenditures to develop, among other things, a new slope, air shaft and portal facility. Development of the Harvey Mine began in 2009, and construction of the supporting surface facilities commenced in 2011. Longwall mining production commenced in March 2014. For the years ended December 31, 2018, 2017 and 2016, our portion of the Harvey Mine produced 1,245 tons, 1,201 tons and 743 tons of coal, respectively. The Harvey Mine uses approximately three continuous mining units to develop the mains and gate roads for its longwall panels. The Harvey Mine’s existing infrastructure, including its bottom development, slope belt and material handling system, has the capacity to add one incremental permanent longwall mining system with additional mine development and capital investment.

Capital Expenditures

In 2019, the Partnership expects to invest $34,000-$38,000 in maintenance capital expenditures, which is increased from 2018 levels due to additional expected capital expenditures related to airshaft construction projects, as well as additional belt system related expenditures.

Our Customers and Contracts

We sell coal to an established customer base through opportunities as a result of strong business relationships or through a formalized bidding process. We refer to the contracts under which coal produced from the Pennsylvania Mining Complex is sold and which a wholly owned subsidiary of CONSOL Energy administers under the contract agency agreement at our direction as “our contracts”. We are greater than 95% contracted for 2019, 53% contracted for 2020 and 28% contracted for 2021, assuming an annual production rate of approximately 6,750 tons. With our planned coal production in 2019 largely sold out, our focus now has shifted to maximizing realizations for any additional production and booking additional sales for contract years 2020 and 2021. Our contracted position includes a mix of sales to our top domestic customers and to the thermal and metallurgical export markets, maintaining our diversified market exposure and providing a solid revenue base for meeting our long-term market strategy.

The sales commitments under contract are our expected sales tons and can fluctuate up or down due to provisions contained within our contracts. The contractual time commitments for customers to nominate future purchase volumes under our contracts are typically sufficient to allow us to balance our sales commitments with prospective production capacity or incremental sales volume. In addition, the commitments can change because of reopener provisions contained in certain of these long-term contracts.  For the years ended December 31, 2018, 2017 and 2016, approximately 68%, 68% and 80%, respectively, of all the coal produced from the Pennsylvania Mining Complex was sold under contracts with terms of one year or more.

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

Of our 2018 sales tons, approximately 68% were sold to U.S. electric generators, 29% were priced on export markets and 3% were sold to other domestic customers. In 2018, we derived greater than 10% of our total coal sales revenue from three customers. As of January 1, 2019, we had six sales agreements with these customers that expire at various times in 2019, 2020 and 2021.

Transportation Logistics and Infrastructure

We have developed a transportation and logistics network with dual rail transportation options that we believe provides us with operational and marketing flexibility, reduces the cost to deliver coal to our core market and allows us to realize higher free-on-board (“FOB”) mine prices. Most of our coal is sold FOB at the Pennsylvania Mining Complex, which means that our customers bear the transportation costs from the mining complex, and essentially all of our coal transported to our domestic customers or to an export terminal facility originates by rail. We believe our proximity to our core markets, dual rail transportation options, rail-to-barge access and customized on-site logistics infrastructure contribute to lower overall delivered costs for power plants in the eastern United States as a result of shorter transportation distances, access to diversified rail route options, higher rail car utilization, more efficient use of locomotive power and more predictable movement of product between mine and destination. In addition, we have favorable access to international coal markets through coal export terminals located on the U.S. east coast.

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

Competition from natural gas-fired plants that are relatively more efficient, less expensive to construct and less difficult to permit than coal-fired plants has the most potential to displace a significant amount of coal-fired electric power generation in the near term, particularly from older, less efficient coal-fired power generators. Federal and state mandates for increased use of electricity derived from renewable energy sources could affect demand for our coal. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal.

Laws and Regulations

Overview

Our coal mining operations are subject to various federal, state and local environmental, health and safety regulations. Regulations relating to our operations require us to obtain permits and other licenses; reclaim and restore our properties after mining operations have been completed; store, transport and dispose of materials used or generated by our operations; manage surface subsidence from underground mining; control water and air emissions; protect wetlands and endangered plant and wildlife; and to ensure employee health and safety. Furthermore, the electric power generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal. Compliance with these laws has substantially increased the cost of coal mining, and the possibility exists that new legislation or regulations may be adopted, which would have a significant impact on our coal mining operations or our customers’ ability to use our coal and may require us or our customers to change their operations significantly or incur substantial costs.

The following is a summary of the more significant existing environmental and worker health and safety laws and regulations to which we and our customers’ business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations and financial position.

Environmental Laws

Clean Air Act. The federal Clean Air Act (“CAA”) and corresponding state and local laws and regulations affect all aspects of coal mining operations, both directly and indirectly. The CAA directly impacts our coal mining operations through permitting and emission control requirements for the construction or modification of certain facilities. Indirectly, the CAA affects the U.S. coal industry by extensively regulating the air emissions of coal-fired electric power generating plants operated by our customers.

Coal impurities are released into the air when coal is burned and the CAA regulates specific emissions, such as sulfur and mercury. These regulations restricting emissions from coal-fired electric generating plants increase the costs to operate and could affect demand for coal as a fuel source, therefore potentially affecting the volume of our sales. Moreover, additional environmental regulations increase the likelihood that existing coal-fired electric generating plants will be decommissioned— including plants the Partnership sells coal to—and reduce the likelihood that new coal-fired plants will be built in the future.

Mercury and Air Toxics Standards Rule. In 2012, the United States Environmental Protection Agency (“EPA”) promulgated or finalized several rules for New Source Performance Standards (“NSPS”) for coal and oil-fired power plants. NSPS are technology-based standards that vary depending on the particular source, such as a coal-fired electric generating plant, and can have a significant influence on the cost of using coal as a fuel source. EPA’s 2012 Mercury and Air Toxics Standards rule (“MATS Rule”) established NSPS for coal-fired electric generating units for particulate matter (“PM”), sulfur dioxide (“SO2”) and nitrogen oxides (“NOX”). The MATS Rule also established national emission standards for hazardous air pollutants (“NESHAP”) for coal-fired electric generating units for certain impurities such as mercury. Unlike pollutants regulated by an NSPS, pollutants regulated by a NESHAP require the maximum achievable control technology (“MACT”) be used to control emissions of the pollutant. The application of a MACT standard is generally more costly than other control technology standards, and prompted the closure of some facilities. The rule was challenged, ultimately rejected by the U.S. Supreme Court on June 29, 2015 for failing to consider the costs imposed by the MATS Rule, and remanded the case to the Court of Appeals for the D.C. Circuit (“D.C. Circuit”) to determine whether to allow EPA to address the rule’s deficiencies or to vacate and nullify the rule. In April 2017, the D.C. Circuit granted EPA's request to stay the case to allow the agency to fully review the rule. Nevertheless, many coal-fired electric power generators have already taken steps to comply with the MATS Rule as such required control and operational modifications can take significant time to install and/or implement. On December 28, 2018, EPA proposed to revise the 2016 supplemental cost finding for the MATS Rule, as well the related risk and technology review required by the CAA. Under the proposal, the emission standards and other requirements of the MATS Rule would remain in place while EPA’s methodology for assessing the costs and benefits of the rule were being modified.

National Ambient Air Quality Standards. The CAA requires EPA to set National Ambient Air Quality Standards (“NAAQS”) for six pollutants considered harmful to public health and the environment (“criteria pollutants”). In recent years, EPA has adopted more stringent NAAQS for these criteria pollutants, which could directly or indirectly impact mining operations through the identification of new non-attainment areas which could prompt local changes to permitting or emissions control requirements, as prescribed by federally mandated state implementation plans. The primary NAAQS set the permissible level of a particular criteria pollutant in the ambient air. In 2015, EPA finalized the NAAQS for ozone pollution and reduced the limit to 70 parts per billion (ppb) from the previous 75 ppb standard. The final rule was challenged in the D.C. Circuit. On April 7, 2017, EPA advised the D.C. Circuit that it intended to reconsider the final rule and the Court subsequently stayed the litigation pending further action by EPA. In August 2018, EPA ultimately decided not to revisit the rule. As a result, the D.C. Circuit lifted its stay of the 2015 ozone NAAQS rule imposing the 70 ppb ambient air quality standard.

Cross-State Air Pollution Rule. On July 6, 2011, EPA finalized the Cross-State Air Pollution Rule (“CSAPR”). CSAPR regulates cross-border emissions of criteria air pollutants such as SO2, NOX, particulate matter (“PM2.5”) and ozone by requiring states to limit emissions from sources that “contribute significantly” to noncompliance with air quality standards. If the ambient levels of criteria air pollutants are above the thresholds set by EPA, a region is considered to be in “nonattainment” for that pollutant and EPA applies more stringent control standards for sources of air emissions located in the region. Implementation of CSAPR is being accomplished in phases: Phase 1 began in 2015 and Phase 2 began in 2017. In September 2016, EPA finalized revisions to the CSAPR. As of May 2017, this rule limits summertime NOX emissions from power plants in 22 states in the eastern United States, which may have an impact on how coal-fired electric-generating units are utilized in this region.

Clean Power Plan. On September 20, 2013, EPA issued a new proposal, “Carbon Pollution Standard for New Power Plants”, to establish separate NSPS for CO2 emissions for natural gas-fired turbines and coal-fired units. This rule was finalized in late 2015, immediately challenged by multiple parties, and in August 2017 was stayed by the D.C. Circuit to allow the Trump Administration's EPA to review the rule.

In June 2014, EPA announced its Clean Power Plan (“CPP”) — intended to cut carbon emissions from existing power plants — and published a proposed rule for public comment. Under the CPP, EPA would create emission guidelines for states to follow in developing plans to address greenhouse gases (“GHGs”) — predominantly through CO2 emissions reductions — from existing fossil fuel-fired electric generating units. However, following numerous challenges to the CPP, the U.S. Supreme Court stayed the effective date of the CPP. Subsequently, on October 16, 2017, EPA formally proposed repeal of the CPP and later solicited comments on CO2 control measures that can be implemented at coal-fired electricity generating facilities.

In August 2018, EPA released a proposed rule to replace the CPP: the Affordable Clean Energy (“ACE”) rule. The ACE rule sets GHG guidelines for states to ultimately establish emissions limits and standards for existing coal-fired electric generating facilities. The proposed ACE rule is less stringent than the CPP, as it does not establish emission reduction standards or targets for states; rather, the rule proposes a list of technologies that states can use to establish standards of performance for power generating units within their jurisdiction. EPA projects the ACE rule to result in no change in total electric generating capacity, and increased coal production for power sector use by 2025.

    National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to assess the environmental effects of their proposed actions prior to taking a “major Federal action”, which encompasses agencies’ decisions on our permitting applications and adoption of land management actions. When we propose activities that fall under federal jurisdiction, we are subject to NEPA reviews, which may create delays in project review and authorization timeframes, or increase the cost of compliance. In April 2017, pursuant to executive order, the Council on Environmental Quality (“CEQ”) — the federal agency charged with overseeing implementation of NEPA — withdrew its “Final Guidance for Federal Departments and Agencies on Consideration of Greenhouse Gas Emissions and the Effects of Climate Change in National Environmental Policy Act Reviews.” This guidance previously directed agencies to consider proposed actions’ effects on climate change (including GHG emission), and may have created additional delays and costs in the NEPA review process for the energy industry that are now no longer in place. Additionally, pursuant to Executive Order 13807 issued in August 2017, the CEQ has issued an Advance Notice of Proposed Rulemaking on NEPA that seeks to streamline the NEPA process, while also minimizing unnecessary litigation, cost and delay for project proponents. The CEQ’s proposed revisions to NEPA have yet to be updated, though the comment period for the rulemaking closed August 2018. Nevertheless, certain Federal courts have held that GHGs must be considered under NEPA prior to a federal agency taking a “major Federal action.”

Clean Water Act. The federal Clean Water Act (“CWA”) and corresponding state laws affect our coal operations by regulating discharges into certain waters, primarily through permitting. CWA permits — issued either by EPA or an analogous state agency — typically require regular monitoring and compliance with limitations on defined pollutants and reporting requirements. Specific to the Partnership's operations, CWA permits and corresponding state laws often require (1) treatment of discharges from coal mining properties for non-traditional pollutants, such as chlorides, selenium and dissolved solids and (2) requirements to dispose of produced wastes and other oil and gas wastes at approved disposal facilities.

In order to obtain a permit for certain coal mining activities, including the construction of coal refuse areas and slurry impoundments, an operator may need to obtain a permit for the discharge of fill material from the Army Corps of Engineers (“ACOE”) and/or a discharge permit from the state regulatory authority under the state counterpart to the CWA. Beginning in early 2009, EPA took a number of initiatives that have resulted in delays and obstruction of the issuance of such permits for surface mining operations in the Appalachian states, including Pennsylvania where the Pennsylvania Mining Complex is located. Increased oversight of delegated state programmatic authority, coupled with individual permit review and additional requirements imposed by EPA, has resulted in delays in the review and issuance of permits. In addition, the Spill Prevention, Control and Countermeasure (“SPCC”) requirements of the CWA apply to all our operations that use or produce oil and require the implementation of plans to address any spills and the installation of secondary containment around all storage tanks. These requirements under the CWA and SPCC may cause us to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows.

Additionally, which waterbodies are subject to the CWA has been in dispute for years. In June 2015, EPA issued a rule to clarify which waterways are subject to federal jurisdiction under the CWA, known as the Clean Water Rule. This rule was quickly challenged and nationwide implementation was blocked by a federal appeals court. The Clean Water Rule would impose additional permitting obligations on the Partnership's operations by increasing the number of waterbodies subject to CWA permitting and other regulations. On February 28, 2017, President Trump issued an executive order prompting EPA and ACOE to consider replacing the blocked Clean Water Rule. On December 11, 2018, EPA and the ACOE proposed a new regulation to determine which waterbodies are subject to federal jurisdiction. The new proposal would lessen the number of waterbodies subject to the CWA as compared to the Clean Water Rule.

On November 3, 2015, EPA published the final Effluent Limitations Guidelines and Standards (“ELG”) rule, revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. On September 13, 2017, EPA finalized a rule postponing for two years certain applicability dates for specific waste streams subject to the effluent limitations. The applicability date of the stricter effluent limits is the subject of on-going litigation. Nevertheless, the combined effect of the Coal Combustion Residuals (“CCR”) rule (discussed below) and ELG regulations has compelled power generating companies to close existing ash ponds and may force the closure of certain older existing coal burning power plants that cannot comply with the new standards.

Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws and regulations affect coal mining by imposing requirements for the treatment, storage and disposal of certain wastes created throughout the coal mining process. Facilities where certain regulated wastes have been treated, stored, or disposed of are subject to RCRA and may receive corrective action orders for instances of non-compliance. Compliance with these regulations and receiving corrective action orders could adversely affect our results, financial condition and cash flows. RCRA is particularly important in the coal industry because it regulates CCR — byproducts of coal combustion. In April 2015, EPA published CCR regulations under RCRA for the disposal of CCR from electric utilities and independent power producers. Importantly, CCR are regulated under RCRA as “non-hazardous” waste and avoid the stricter, more costly, regulations under RCRA’s “hazardous” waste rules. Notably, the CCR rule does not apply to CCRs placed in active or abandoned underground or surface mines. In 2018, EPA proposed two types of alternative performance standards related to CCR disposal. As proposed, these alternative standards appear to be less stringent than the current CCR rule. However, these alternatives have not been finalized.

Surface Mining Control and Reclamation Act. The federal Surface Mining Control and Reclamation Act (“SMCRA”) establishes minimum environmental standards for operational mines as well as reclamation standards for reclaiming post-operational, mined land. The U.S. Office of Surface Mining (“OSM”) is responsible for issuing permits applying these standards to individual mining operations. However, states that operate federally approved state programs may impose standards which are more stringent than the requirements of SMCRA and OSM’s regulations and in many instances have done so. The Pennsylvania Mining Complex is located in states which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs. In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund, which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.12 per ton for underground mined coal. This fee is currently scheduled to be in effect until September 30, 2021.

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and to satisfy other miscellaneous obligations. These bonds are provided by CONSOL Energy and are typically renewable on a yearly basis. Surety bond costs have increased while the market terms of surety bonds have generally become less favorable. It is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral therefor. Any failure by CONSOL Energy or us to maintain, or our inability to acquire, surety bonds that are required by state and federal laws or the related collateral required by the bond issuers therefor, would have a material adverse effect on our ability to produce coal, which could adversely affect our business, financial condition, liquidity, results of operations and cash flows.

Endangered Species Act (“ESA”). The federal ESA and other related federal and state statutes protect species that have been classified as endangered or threatened with possible extinction. Protection of these species could prohibit or delay authorization of mining activities, or may place additional restrictions on our operations related to timbering, construction or vegetation. A number of species indigenous to our operating areas are protected under the ESA; however, we do not believe the ESA would materially or adversely affect our mining operations under current approved mining plans. If more stringent or protective measures were required, or if additional critical habitat areas were designated, our operations could be exposed to additional requirements and expense, or delayed approval timeframes.

Other Environmental Regulations. We are required to comply with other state, federal and local environmental laws in addition to those discussed above. These laws include, for example, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Release Inventory, and the rules governing the use and storage of explosives regulated by the U.S. Bureau of Alcohol, Tobacco, and Firearms and the Department of Homeland Security.

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

On September 2, 2015, the Mine Safety and Health Administration (“MSHA”) published proposed rules for underground coal mining operations concerning proximity detection systems for coal hauling machines and scoops. The rulemaking record for this proposed rule was closed on December 15, 2016, but on January 9, 2017, MSHA published a notice reopening the record and extending the comment period for this proposed rule for 30 days. MSHA has not issued a final rule regarding these proposed rules.

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

In 2010, MSHA rolled out the “End Black Lung, Act Now” initiative. As a result, MSHA implemented a new final rule on August 1, 2014 to lower miners’ exposure to respirable coal mine dust including using the new Personal Dust Monitor technology. This final rule was implemented in three phases. The first phase began on August 1, 2014 and utilized the current gravimetric sampling device to take full shift dust samples from the current designated occupations and areas. It also required additional record keeping and immediate corrective action in the event of overexposure. The second phase began on February 1, 2016 and required additional sampling for designated and other occupations using the new continuous personal dust monitor (“CPDM”) technology, which provides real time dust exposure information to the miner. CPDM equipment was purchased and was placed into service which was required to meet compliance with the new rule. Dust Coordinators and Dust Technicians were hired in order to meet the staffing demand to manage compliance with the new rule. The final phase of the rule went into effect on August 1, 2016. The current respirable dust standard was reduced from 2.0 to 1.5mg/m3 for designated occupations and from 1.0 to 0.5mg/m3 for Part 90 Miners (coal miners who show evidence of the development of black lung disease).

Black Lung Legislation. Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to:

•	current and former coal miners totally disabled from black lung disease;

•	certain survivors of miners who have died from black lung disease; and

•
a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner’s last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. The trust fund is funded by an excise tax on U.S. production of coal, at a rate in 2018 of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. On January 1, 2019 the excise tax levels reverted back to $0.50 per ton for deep mined coal and $0.25 per ton for surface-mined coal, capped at 2% of the coal's selling price.

The Patient Protection and Affordable Care Act (“PPACA”) made two changes to the Federal Black Lung Benefits Act. First, it provided changes to the legal criteria used to assess and award claims by creating a legal presumption that miners are entitled to benefits if they have worked at least 15 years in underground coal mines, or in similar conditions, and suffer from a totally disabling lung disease. To rebut this presumption, a coal company would have to prove that a miner did not have black lung or that the disease was not caused by the miner’s work. Second, it changed the law so that black lung benefits will continue to be paid to dependent survivors when the miner passes away, regardless of the cause of the miner’s death. The changes have increased the cost to us of complying with the Federal Black Lung Benefits Act. In addition to the federal legislation, we are also liable under various state statutes for our portion of black lung claims.
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

Permits

Environmental Proceedings. During the summer of 2014, certain environmental groups instituted litigation before the Pennsylvania Environmental Hearing Board (“EHB”) challenging certain longwall mining permitting at the Bailey Mine. Following a hearing in August 2016, in August 2017, the EHB issued a decision rejecting the Pennsylvania Department of Environmental Protection’s (“DEP”) requirement that CPCC install a synthetic stream-channel liner system in a stream overlying a portion of the Bailey Mine. On September 4, 2017, the DEP provided notice that it required additional time to review the technical merits of a permit application for continued longwall mining within the 4L panel under Polen Run at the Bailey Mine. As a result, the longwall was idled at that time and workforce adjustments were made, pending further developments with the DEP and permit submission. This was the first time in the 35-year history of the Bailey Mine that a needed mining permit had not been received in a timely fashion.

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

On March 21, 2018, Center for Coalfield Justice and Sierra Club (“Appellant's”) appealed the Partnership's application for continued longwall mining under Polen Run stream in the Bailey Mine 5L Panel. On November 28, 2018, the Appellants withdrew their notice of appeal and the EHB marked the docket closed and discontinued. The Bailey East (L longwall panel area) is no longer in litigation.

The Pennsylvania Mining Complex operates five total longwalls, with many of the approved permits as far out as ten years in advance.

Employees

Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for procuring the employees and other personnel necessary to conduct our operations. The directors and executive officers of our general partner manage our and our subsidiaries’ operations and activities. The executive officers of our general partner are employed and compensated by CONSOL Energy or its affiliates, other than the general partner. Under our omnibus agreement, we reimburse CONSOL Energy for compensation-related expenses (including salary, bonus, incentive compensation and other amounts) attributable to the portion of an executive’s compensation that is allocable to our general partner. Pursuant to the operating agreement, CONSOL Thermal Holdings, our wholly owned subsidiary, manages and controls the day-to-day operations of the Pennsylvania Mining Complex. Under our employee services agreement, employees of CONSOL Energy and its subsidiaries continue to mine, process and market coal from the Pennsylvania Mining Complex, subject to our direction and control under the operating agreement. All of the field-level employees required to conduct and support our operations are employed by CONSOL Energy or its subsidiaries and are subject to the employee services agreement. As of December 31, 2018, CONSOL Energy employed approximately 1,572 people who provide direct support to our operations pursuant to the employee services agreement. None of the employees who provide direct support to the Pennsylvania Mining Complex are represented by a labor union or collective bargaining agreement.

Emerging Growth Company and Smaller Reporting Company Status

Under the Jumpstart Our Business Startups Act (“JOBS Act”), for as long as the Partnership remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from the SEC’s reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking unitholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

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

Additionally, under Rule 12b-2 of the Exchange Act, the Partnership also qualifies as a “smaller reporting company” because its public float as of the last business day of the Partnership’s most recently completed second fiscal quarter was less than $250 million. For as long as the Partnership remains a “smaller reporting company,” we may take advantage of certain exemptions from the SEC’s reporting requirements that are otherwise applicable to public companies that are not smaller reporting companies.

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

ITEM 1A.    RISK FACTORS
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common units. The risk factors generally have been separated into three groups: risks related to our business, risks inherent to an investment in us and tax risks.
Any of the following risks could materially and adversely affect our financial condition, results of operations, cash flows or ability to make cash distributions. Our operations could be affected by various risks, many of which are beyond our control. Based on current information, we believe that the following list identifies the most significant risk factors that could affect our financial condition, results of operations, cash flows or ability to make cash distributions. There may be additional risks and uncertainties that adversely affect our financial condition, results of operations, cash flows or ability to make cash distributions in the future that are not presently known, are not currently believed to be material, or are not identified below, because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Forward-Looking Statements.”

Risks Related to Our Business

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our common and subordinated unitholders.

In order to support the payment of the minimum quarterly distribution of $0.5125 per common and subordinated unit per quarter, or $2.05 per common and subordinated unit on an annualized basis, we must generate distributable cash flow of approximately $14,348 per quarter, or approximately $57,392 per year, based on the number of common units, subordinated units and the general partner interest outstanding as of December 31, 2018.

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

•	the levels of our operating expenses, general and administrative expenses and capital expenditures;

•	the fees and expenses of our general partner and its affiliates (including CONSOL Energy) that we are required to reimburse;

•	the amount of cash reserves established by our general partner;

•	restrictions on distributions contained in our debt agreements;

•	our ability to borrow under our debt agreements and/or to access the capital markets to fund our capital expenditures and operating expenditures and to pay distributions;

•	our debt service requirements and other liabilities;

•	the loss of, or significant reduction in, purchases by our largest customers;

•	the level and timing of our capital expenditures;

•	fluctuations in our working capital needs;

•	the cost of acquisitions, if any;

•	other business risks affecting our cash levels;

•	overall domestic and global economic and industry conditions, including the market price of, supply of and demand for domestic and foreign coal;

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

Each of the factors that impacts reserve estimation may vary considerably from the assumptions used in estimating the reserves. For these reasons, estimates of coal reserves may vary substantially. Actual production, revenues and expenditures with respect to our coal reserves will likely vary from estimates, and these variances may be material. As a result, our estimates may not accurately reflect our actual coal reserves. Additionally, our estimates of recoverable coal reserves may be materially and adversely affected in future fiscal periods by the SEC’s recent rule amendments revising property disclosure requirements for publicly traded mining companies. We will be required to comply with these new rules in 2021.

Defects may exist in our chain of title for our undeveloped recoverable coal reserves where we have not done a thorough chain of title examination. We may incur additional costs and delays to mine coal because we have to acquire additional property rights to perfect our title to coal rights. If we fail to acquire additional property rights to perfect our title to coal rights, we may have to reduce our estimated recoverable coal reserves.

Title to most of our owned or leased properties and mineral rights is not usually verified until we make a commitment to mine a property, which may not occur until after we have obtained necessary permits and completed exploration of the property. In some cases, we rely on title information or representations and warranties provided by our lessors or grantors. Our right to mine certain of our recoverable coal reserves has in the past been, and may again in the future be, adversely affected if defects in title, boundaries or other rights necessary for mining exist or if a lease expires. Any challenge to our title or leasehold interests could delay the mining of the property and could ultimately result in the loss of some or all of our interest in the property. From time to time we also may be in default with respect to leases for properties on which we have mining operations. In such events, we may have to close down or significantly alter the sequence of such mining operations, which may adversely affect our future coal production and future revenues. If we mine on property that we do not own or lease, we could incur liability for such mining and be subject to regulatory sanction and penalties.

In order to obtain, maintain or renew leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional coal reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease. As a result, our results of operations, business and financial condition may be materially adversely affected.

Our inability to acquire or develop additional coal reserves that are economically recoverable may have a material adverse effect on our future profitability.

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

Our business is closely linked to domestic demand for electricity, and any changes in coal consumption by U.S. electric power generators would likely impact our business over the long term. According to the U.S. Energy Information Administration (EIA), in 2018, the domestic electric power sector accounted for approximately 92% of total U.S. coal consumption. In 2018, the Pennsylvania Mining Complex sold approximately 68% of its coal to U.S. electric power generators, and we have annual or multi-year contracts in place with these electric power generators for a significant portion of our future production. The amount of coal consumed by the electric power generation industry is affected by, among other things:

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

Changes in the coal industry that affect our customers, such as those caused by decreased electricity demand and increased competition, could also adversely affect our business. Competition from natural gas-fired plants that are relatively more efficient, less expensive to construct and less difficult to permit than coal-fired plants has the most potential to displace a significant amount of coal-fired electric power generation in the near term, particularly from older, less efficient coal-fired power generators. Federal and state mandates for increased use of electricity derived from renewable energy sources could affect demand for our coal. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the electric power generation industry could adversely affect the price of coal, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

Other factors, such as efficiency improvements associated with new appliance standards in the buildings sectors and overall improvement in the efficiency of technologies powered by electricity, have slowed electricity demand growth and may contribute to slower growth in the future. Further decreases in the demand for electricity, such as decreases that could be caused by a worsening of current economic conditions, a prolonged economic recession or other similar events, could have a material adverse effect on the demand for coal and on our business over the long term.

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

We sell coal to foreign electricity generators and to the more specialized metallurgical coal market, both of which are significantly affected by international demand and competition. The coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. As a result, a substantial portion of coal production is from companies that have significantly greater resources than we do. Current or further consolidation in the coal industry or current or future bankruptcy proceedings of coal competitors may adversely affect us. In addition, increases in coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market. If overcapacity results, the prices of and demand for our coal could significantly decline, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

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

Our coal mining operations are underground mines. Underground mining and related processing activities present inherent risks of injury or death to persons, damage to property and equipment and other potential legal or other liabilities. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining at particular mines for varying lengths of time thereby adversely affecting our operating results. In addition, if an operating risk occurs in our mining operations, we may not be able to produce sufficient amounts of coal to deliver under our multi-year coal contracts. Our inability to satisfy contractual obligations could result in our customers initiating claims against us or canceling their contracts. The operating risks that may have a significant impact on our coal operations include:

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

The occurrence of any of these risks at our coal mining operations could adversely affect our ability to conduct operations or result in substantial loss to us, either of which could materially and adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.

In addition, the occurrence of any of these events in our coal mining operations which prevents our delivery of coal to a customer and which is not excusable as a force majeure event under our coal sales agreement, could result in economic penalties, suspension or cancellation of shipments or ultimately termination of the coal sales agreement, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

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

All of our mining operations are conducted at a single mining complex located in the Northern Appalachian Basin in southwestern Pennsylvania and northern West Virginia. The geographic concentration of our operations at the Pennsylvania Mining Complex may disproportionately expose us to disruptions in our operations if the region experiences adverse conditions or events, including severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation or natural disasters. If any of these factors were to impact the Northern Appalachian Basin more than other coal producing regions, our business, financial condition, results of operations and ability to make cash distributions will be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.

The availability and reliability of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to our customers.

Transportation logistics play an important role in allowing us to supply coal to our customers. Any significant delays, interruptions or other limitations on the ability to transport our coal could negatively affect our operations. Our coal is transported from the Pennsylvania Mining Complex by rail, truck or a combination of these methods. To reach markets and end customers, our coal may also be transported by barge or by ocean vessels loaded at terminals. Disruption of transportation services because of weather-related problems, strikes, lock-outs, terrorism, governmental regulation, third-party action or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. In addition, transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs, including increases resulting from emission control requirements and fluctuation in the price of diesel fuel and demurrage, could make our coal less competitive. Any disruption of the transportation services we use or increase in transportation costs could have a materially adverse effect on our business, financial condition, results of operations and cash flows and ability to make cash distributions to our unitholders.

Any significant downtime of our major pieces of mining equipment, including our preparation plant, or any inability to obtain equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs, could impair our ability to supply coal to our customers and materially and adversely affect our results of operations.

We depend on several major pieces of mining equipment to produce and transport our coal, including, but not limited to, longwall mining systems, continuous mining units, our preparation plant and related facilities, conveyors and transloading facilities. If any of these pieces of equipment or facilities suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport coal and materially and adversely affect our business, results of operations, financial condition, cash flows and ability to make cash distributions to our unitholders. We procure this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment or the cancellation of our supply contracts under which we obtain equipment could limit our ability to obtain these supplies or equipment.

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

Additionally, coal mining consumes large quantities of commodities including steel, copper, rubber products and liquid fuels and requires the use of capital equipment. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for commodities and capital equipment are strongly impacted by the global market. A rapid or significant increase in the costs of commodities or capital equipment we use in our operations could impact our mining operations costs because we may have a limited ability to negotiate lower prices and, in some cases, may not have a ready substitute. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be adversely impacted. We use considerable quantities of steel in the mining process. If the price of steel or other materials increases substantially or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our business, financial condition, results of operations, cash flows and ability to make cash distributions.

If our coal customers do not extend existing sales contracts or do not enter into new multi-year coal sales contracts on favorable terms, profitability of our operations could be adversely affected.

During the year ended December 31, 2018 approximately 68% of the coal the Pennsylvania Mining Complex produced was sold under multi-year sales contracts. If a substantial portion of our multi-year sales contracts are modified or terminated, if force majeure is exercised, or if we are unable to replace or extend the contracts or new contracts are priced at lower levels, our profitability would be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have existing contractual obligations, our revenues will decrease and we may have to reduce production at our mines until such customers honor their contractual obligations and begin accepting shipments of our coal again or we can find an alternative customer.

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

The loss of, or significant reduction in, purchases by our largest coal customers or the failure of any of our customers to buy and pay for coal they committed to purchase could adversely affect our business, financial condition, results of operations and cash flows.

We derived a significant portion of our revenues from three customers, each of which accounted for over 10% of our total coal sales revenue, from which we generated an aggregate of approximately 57% of our coal sales revenue in fiscal year 2018. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers. Revenues from our largest customers may fluctuate from time to time based on numerous factors, including market conditions, which may be outside of our control. If any of our largest customers experience declining revenues due to market, economic or competitive conditions, we could be pressured to reduce the prices that we charge for our coal, which could have an adverse effect on our margins, profitability, cash flows and financial position. If any customers were to significantly reduce their purchases of coal from us, including by failing to buy and pay for coal they committed to purchase in sales contracts, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be adversely affected. Additionally, our ability to collect payments from our customers for coal sold and delivered could be impaired if their creditworthiness declines or if they fail to honor their contracts with us. If the creditworthiness of our customers declines significantly, our business could be adversely affected. Furthermore, if customers refuse to accept shipments of our coal for which they have an existing contractual obligation, our revenue will decrease and we may have to reduce production at our mines until our customers’ contractual obligations are honored. Our inability to collect payment from counterparties to our sales contracts may have a materially adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

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

In order to maintain and grow our business, we will need to make substantial capital expenditures to fund our share of capital expenditures associated with our mines. Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. While a significant amount of the capital expenditures required to build out our mining infrastructure has been spent, we must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. Our production levels may decrease or may not be able to generate sufficient cash flow, or we may not have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels, and we may be required to defer all or a portion of our capital expenditures. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business and, as a result, we may be unable to maintain or raise the level of our future cash distributions over the long term. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional units or other equity securities. Using cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then current distribution rate, which could materially decrease our ability to pay distributions at the then prevailing distribution rate. While we have historically received funding from our sponsor, none of our sponsor, our general partner or any of their respective affiliates is committed to providing any direct or indirect financial support to fund our growth.

New tariffs and other trade measures could adversely affect our results of operations, financial position, cash flows, and ability to make cash distributions.

New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows. Recently, the Trump Administration imposed tariffs on steel and aluminum and a broad range of other products imported into the U.S. In response to the tariffs imposed by the U.S., the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for thermal and metallurgical coal, limits on trade with the United States or other potentially adverse economic outcomes. Additionally, we sell coal into the thermal and metallurgical export markets. Accordingly, our international sales may also be impacted by the tariffs and other restrictions on trade between the U.S. and other countries. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position, cash flows and ability to make cash distributions.

We may be unsuccessful in finding suitable acquisition targets or integrating the operations of any future acquisitions, including acquisitions involving new lines of business, with our existing operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.

From time to time, we may evaluate and acquire assets and businesses that we believe complement our existing assets and business. However, our ability to grow our business through acquisitions may be limited by both our ability to identify appropriate acquisition candidates and our financial resources, including our available cash and borrowing capacity. Additionally, the assets and businesses we acquire may be dissimilar from our existing lines of business. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including the following:

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

In addition, a failure to comply with the provisions of our Affiliated Company Credit Agreement, including our failure to meet certain financial ratios included in such agreement, could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity.”

Increases in interest rates could adversely affect our business.

We have exposure to increases in interest rates. Based on our current debt level of $163,000 as of December 31, 2018, comprised of funds drawn under our Affiliated Company Credit Agreement, an increase of one percentage point in the interest rate will result in an increase in annual interest expense of $1,630. As a result, our results of operations, cash flows and financial condition and our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.

Interest rate hedging transactions may limit our potential gains or cause us to lose money.

We may enter into hedging arrangements in an effort to limit our exposure to interest rate volatility. These hedging arrangements may reduce, but will not eliminate, the potential effects of changing interest rates on our cash flow from operations for the periods covered by these arrangements. Furthermore, while intended to help reduce the effects of volatile interest rates, such transactions, depending on the hedging instrument used, may limit our potential gains if interest rates were to fall substantially over the price established by the hedge. In addition, these arrangements expose us to risks of financial loss in a variety of circumstances, including when:

•	a counterparty is unable to satisfy its obligations; or

•	there is an adverse change in the expected differential between the underlying interest rate in the derivative instrument and actual interest rates.

However, it is not always possible for us to engage in a derivative transaction that completely mitigates our exposure to interest rates. Furthermore, our hedging strategy and future hedging transactions will be determined at the discretion of our general partner, whose decisions may not always be in our best interest. Our financial statements may reflect a gain or loss arising from an exposure to interest rates for which we are unable to enter into a completely effective hedge transaction.

If we do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results.

During the course of the preparation of our financial statements, we evaluate our internal controls to identify and correct deficiencies in our internal controls over financial reporting. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial condition of our business could be adversely affected, current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our common stock, and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management's attention.

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

Our mines are located in areas containing oil and natural gas shale plays, which may require us to coordinate our operations with oil and natural gas drillers and transporters.

All of our recoverable coal reserves are in areas containing shale oil and natural gas plays, including the Marcellus Shale, which are currently the subject of substantial exploration for oil and natural gas, particularly by horizontal drilling. If we have received a permit for our mining activities, while we may have to coordinate our mining with such oil and natural gas drillers and transporters, our mining activities will have priority over any oil and natural gas drillers and transporters with respect to the land covered by our permit. Oil and natural gas drillers and transporters may be subject to laws and regulations that are enforced by regulators that do not have jurisdiction over our activities. Any conflict between our rights and the enforcement actions by any regulator of oil or natural gas-specific rights that conflict with our rights to mine could result in additional cost and possible delays to mining.

For recoverable coal reserves outside of our permits, we engage in discussions with drilling and transport companies on potential areas on which they can drill that may have a minimal effect on our mine plan. If a well is in the path of our mining for coal on land that has not yet been permitted for our mining activities, we may not be able to mine through the well unless we purchase it. Although in the past we have purchased vertical wells, the cost of purchasing a producing horizontal well could be substantially greater than that of a vertical well. Horizontal wells with multiple laterals extending from the well pad may access larger oil and natural gas reserves than a vertical well, which would typically result in a higher cost to acquire. The cost associated with purchasing oil and natural gas wells that are in the path of our coal mining activities could likewise make mining through those wells uneconomical, thereby effectively causing a loss of significant portions of our recoverable coal reserves, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our employees and business partners, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber attacks than other targets in the United States. Deliberate attacks on our assets, or security breaches in our systems or infrastructure, or the systems or infrastructure of third-parties, or cloud-based applications could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

Regulation to address climate change (particularly greenhouse gas emissions) and uncertainty regarding such regulation may increase our operating costs and reduce the value of our coal assets.

The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity (especially the emissions of greenhouse gases (“GHGs”) such as carbon dioxide and methane). Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere by coal end-users, such as coal-fired electric power generation plants. While climate change legislation in the U.S. is unlikely in the next several years, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs. Several states have already adopted measures requiring reduction of GHGs within state boundaries. Other states have elected to participate in voluntary regional cap-and-trade programs like the Regional Greenhouse Gas Initiative in the northeastern U.S. Any significant legislative changes at the international, national, state or local levels could significantly affect our ability to produce and sell our coal and develop our reserves, could increase the cost of the production and sale of coal and could materially reduce the value of our coal and recoverable coal reserves.

Apart from governmental regulation, investment banks based both domestically and internationally have announced that they have adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants which may make it more difficult for utilities to obtain financing for coal-fired plants. In addition, there have also been efforts in recent years affecting the investment community, including investment advisers, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities, encouraging the consideration of environmental, social and governance (ESG) practices of companies in a manner that negatively affects coal companies and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets. These efforts, as well as concerted conservation and efficiency efforts that result in reduced electricity consumption, and consumer and corporate preferences for non-coal fuel sources, including natural gas and/or alternative energy sources, could cause coal prices and sales of our coal to materially decline and could cause our costs to increase. Further, climate change itself may cause more extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our services and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

Regulation to address climate change and uncertainty regarding such regulation could adversely impact the market for coal.

Adoption of comprehensive legislation or regulation focusing on climate change or GHG emission reductions for the United States or other countries where we sell coal, or the inability of utilities to obtain financing in connection with coal-fired plants, may make it more costly to operate fossil fuel fired (especially coal-fired) electric power generation plants and make fossil fuels less attractive for electric utility power plants in the future. Depending on the nature of the regulation or legislation, natural gas-fueled power generation could become more economically attractive than coal-fueled power generation, especially if such regulation or legislation makes our coal more expensive as a result of increased compliance, operating and maintenance costs. Apart from actual regulation, uncertainty over the extent of regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction or substantial delay in the amount of coal consumed by domestic electric power generators as a result of actual or potential regulation of greenhouse gas emissions could decrease demand for our fossil fuels, thereby reducing our revenues and materially and adversely affecting our business and results of operations. Our customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emission standards. However, we cannot predict the ultimate impact any legislation or regulation may have on our future financial condition and results of operations, because of the inherent uncertainty in the outcome of the political and legal policy-making process in this area. Nevertheless, in general, it is likely that any future laws, regulations or other policies aimed at reducing GHG emissions will negatively impact demand for our coal and could also negatively affect the value of our reserves and other assets.

We may be subject to litigation seeking to hold energy companies accountable for the effects of climate change.

Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by local and state governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, oil and gas companies alleging that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court held that federal common law provided no basis for public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. For instance, our sponsor has been named as a defendant in litigation brought by the City of Baltimore seeking to hold our sponsor and other energy companies liable for the effects of climate change caused by the release of GHGs. The outcome of this litigation is uncertain, and we could incur substantial legal costs associated with defending this and similar lawsuits in the future. Government entities in other states (including California and New York) have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels. Those lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. We have not been made a party to these other lawsuits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

Existing and future government laws, regulations and other legal requirements relating to protection of the environment, and others that govern our business may increase our costs of doing business for coal and may restrict our coal operations.

We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, as well as foreign authorities relating to protection of the environment. These include those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, threatened and endangered plant and wildlife protection, reclamation and restoration of mining properties after mining is completed and the protection of hydrologic, biologic and cultural resources. Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations, our operational production schedules and competitive position. In addition, there is the possibility that we could incur substantial short and long-term liabilities as a result of violations under environmental laws. Any additional laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, as well as foreign authorities or new interpretations of existing legal requirements by regulatory bodies relating to the protection of the environment could cause us to incur significant additional costs that could adversely affect our operating results, financial condition, cash flows and ability to make cash distributions.

The characteristics of coal may make it costly for electric power generators and other coal users to comply with various environmental standards regarding the emissions of impurities released when coal is burned, which could cause utilities to replace coal-fired power plants with alternative fuels.

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

Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. In addition, drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals, a condition referred to as “acid mine drainage,” for which long-term water treatment may be required. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and clean-up of soil, surface water, groundwater, and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or for the entire share.

We maintain coal refuse areas and slurry impoundments that are designed, constructed and inspected in accordance with stringent environmental and safety standards and are subjected to extensive regulation. Structural failure of a slurry impoundment or coal refuse area could result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries and property damages, and injuries to wildlife. If one of our impoundments were to fail, we could be subject to claims for the resulting environmental contamination and associated liability, as well as for fines and penalties. These and other similar unforeseen impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could adversely affect us.

We must obtain, maintain and renew governmental permits and approvals which if we cannot obtain in a timely manner would reduce our production, cash flow and results of operations.

Our coal production is dependent on our ability to obtain various federal and state permits and approvals to mine our coal reserves. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by regulators. In support of our permit applications, we prepare and present data relating to the potential impact or effect that the proposed mining activity may have on the environment. The public, including non-governmental organizations and individuals, have certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. In recent years, as the requirements for mining permits have become more stringent, permit applications and regulatory agency permit decisions have been subject to extensive litigation by third parties, including environmental organizations. Challenges to permits are costly and may cause substantial operational delays, thereby adversely affecting our production, cash flows and profitability. EPA also has the authority to veto permits issued by the Army Corps of Engineers under the Clean Water Act’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. Section 404 permits have also been subject to a series of legal challenges, resulting in increased costs and operational delays. The slow pace with which the government issues permits needed for new operations and/or for on-going operations to continue mining continues to have significant negative effects and could materially and adversely affect our business.

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

The Surface Mining Control and Reclamation Act and various state laws establish operational, reclamation and closure standards for all our coal mining operations and require us, under certain circumstances, to plug natural gas wells. We accrue for the costs of current mine disturbance, gas well plugging and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation, mine-closing and degasification and well plugging liabilities, which are based upon permit requirements and our experience, were approximately $10,977 at December 31, 2018. The amounts recorded are dependent upon a number of variables, including the estimated future closure costs, estimated proved reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected. Most states where we operate require us to post bonds for the full cost of coal mine reclamation (full cost bonding). West Virginia is not a full cost bonding state. West Virginia has an alternative bond system (ABS) for coal mine reclamation which consists of (i) individual site bonds posted by the permittee that are less than the full estimated reclamation cost plus (ii) a bond pool (Special Reclamation Fund) funded by a per ton fee on coal mined in the State which is used to supplement the site specific bonds if needed in the event of bond forfeiture. However, West Virginia may move to full cost bonding in the future, which could cause individual mining companies and/or surety companies to exceed bonding capacity and would result in the need to post cash bonds or letters of credit, which would reduce operating capital.

Pennsylvania is expanding its full cost bonding program to cover all coal mine bonding, further increasing the amount of surety bonds we must seek in order to permit our mining activities. We have been able to post surety bonds with the states to secure our reclamation obligations. However, the costs of surety bonds have fluctuated in recent years and the market terms of such bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In addition, federal and state regulators are considering making financial assurance requirements with respect to mine closure and reclamation more stringent. If our creditworthiness declines, states may seek to require us to post letters of credit or cash collateral to secure those obligations, or we may be unable to obtain surety bonds, in which case we would be required to post letters of credit. Additionally, the sureties that post bonds on our behalf may require us to post security in order to secure the obligations underlying these bonds. Posting letters of credit in place of surety bonds or posting security to support these surety bonds would have an adverse effect on our liquidity. Furthermore, because we are required by state and federal law to have these bonds in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our financing arrangements.

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

Our general partner and its affiliates, including CONSOL Energy, may engage in businesses that compete with us.

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

As permitted by Delaware law, our Partnership Agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. However, the general partner is still subject to the implied contractual covenant of good faith and fair dealing, under which a court will enforce the reasonable expectations of the partners where the language in the Partnership Agreement does not provide for a clear course of action. Nevertheless, as a result of the elimination of fiduciary standards, our Partnership Agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

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

Our Partnership Agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our Partnership Agreement provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in intentional fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal. Additionally, our general partner will not be in breach of its obligations under our Partnership Agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our Partnership Agreement.

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

Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner and its affiliates in connection with managing and operating our business and affairs (including expenses allocated to our general partner by its affiliates). Except to the extent specified under our omnibus agreement and the other agreements described under “Certain Relationships and Related Party Transactions—Agreements with Affiliates,” our general partner determines the amount of these expenses. Under the terms of the omnibus agreement we will be required to reimburse CONSOL Energy for the provision of certain administrative support services to us. Under our employee services agreement, we will be required to reimburse CONSOL Energy for all direct third-party and allocated costs and expenses actually incurred by CONSOL Energy in providing operational services. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The costs and expenses for which we will reimburse our general partner and its affiliates may include reimbursements for salary, bonus, incentive compensation and other amounts paid to affiliates of our general partner for the costs incurred in providing services for us or on our behalf and expenses allocated to our general partner by its affiliates. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits under our Partnership Agreement. The total amount of such reimbursed expenses was $7,530 for the year ended December 31, 2018. Payments to our general partner and its affiliates may be substantial and may reduce the amount of cash we have available to distribute to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, they will have limited ability to remove our general partner.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. Through its direct ownership of our general partner, CONSOL Energy has the right to appoint the entire board of directors of our general partner, including its independent directors. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished, because of the absence or reduction of a takeover premium in the trading price.

Our general partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66.67% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our Partnership Agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for intentional fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. CONSOL Energy owns 61.0% of our total outstanding common units and subordinated units on an aggregate basis. This will give CONSOL Energy the ability to prevent the removal of our general partner.

The restrictions in our Partnership Agreement applicable to holders of 20% or more of any class of our outstanding partnership interests do not apply to Greenlight Capital.

Unitholders’ voting rights are restricted by the Partnership Agreement provision providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons or groups who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. In connection with the Concurrent Private Placement, our general partner waived this provision with respect to Greenlight Capital. As a result of this waiver, the common units purchased by Greenlight Capital in the Concurrent Private Placement are generally considered to be outstanding under our Partnership Agreement and will be entitled to vote on any matter on which the common unitholders are otherwise entitled to vote. Greenlight Capital owns 34.5% of our outstanding common units.

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

CONSOL Energy holds 5,174,454 common units and 11,611,067 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period. In addition, Greenlight Capital holds 5,488,438 common units, per public filings. We also agreed to provide CONSOL Energy and Greenlight Capital with certain registration rights under applicable securities laws. The sale of these units described above in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. They may also incur a tax liability upon a sale of their units. Our general partner owns approximately 32.5% of our common units (excluding any common units purchased by the directors, director nominees and executive officers of our general partner, directors of CONSOL Energy and certain other individuals as selected by CONSOL Energy under our directed unit program). At the end of the subordination period, our general partner will own approximately 61.0% of our outstanding common units (excluding any common units purchased by the directors, director nominee and executive officers of our general partner, directors of CONSOL Energy and certain other individuals as selected by CONSOL Energy under our directed unit program) and therefore would not be able to exercise the call right at that time.

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

Our common units are listed on the NYSE. Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, are not subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders do not have the same protections afforded to shareholders of corporations that are subject to all of the NYSE corporate governance requirements.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

The passage of any legislation or any other similar changes in U.S. federal income tax laws could eliminate or defer certain tax deductions that are currently available with respect to coal exploration and development and could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES

The following map provides the location of the Partnership’s significant properties. See “Business – Our Operations” in Item 1 of this Annual Report on Form 10-K for a description of our properties, incorporated herein by this reference. Our principal executive offices are located at 1000 CONSOL Energy Drive, Suite 100, Canonsburg, Pennsylvania 15317-6506.

Recoverable Coal Reserves

The estimates of our recoverable coal reserves are calculated internally using the face positions of the Pennsylvania Mining Complex’s longwall mines as of December 31, 2018 using the same techniques and assumptions as in prior years. These estimates are based on geologic data, coal ownership information and current and proposed mine plans. Our recoverable coal reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, taking into account mining recovery and preparation plant yield. These estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods may increase or decrease the recovery basis for a coal seam, as will changes in preparation plant processes. The ability to update or modify the estimates of our recoverable coal reserves is restricted to the exploration group and all modifications are documented.

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

Our estimates of recoverable coal reserves do not rely on isolated points of observation. Small pods of reserves based on a single observation point are not considered; continuity between observation points over a large area is necessary for proven or probable reserves.

Our recoverable coal reserves fall within the range of commercially marketed coal grades in the United States. The marketability of coal depends on its value-in-use for a particular application, and this is affected by coal quality, including sulfur content, ash content and heating value. Modern power plant boiler design aspects can compensate for coal quality differences that occur. As a result, all of our coal can be marketed for the electric power generation industry. In addition, our reserves currently exhibit thermoplastic behavior suitable for cokemaking, which enables us, if market dynamics are favorable, to capture greater margins from selling our coal in the metallurgical market to cokemakers and steel manufacturers who utilize modern cokemaking technologies. The addition of this crossover market adds additional assurance that our recoverable coal reserves are commercially marketable. For the years ended December 31, 2018, 2017 and 2016, our portion of the Pennsylvania Mining Complex sold approximately 0.4 million tons, 0.4 million tons and 0.5 million tons of coal, respectively, in the metallurgical market.

The amount of coal we assign to a mining complex generally is sufficient to support mining through the duration of the applicable current mining permit. Under federal law, we must renew our mining permits every five years. All assigned reserves have their required permits or governmental approvals, or there is a high probability that these approvals will be secured. In addition, mines may have access to additional reserves that have not yet been assigned. We refer to these reserves as accessible. Accessible reserves are recoverable coal reserves that can be accessed by an existing mine, utilizing the existing infrastructure of the complex to mine and to process the coal in this area. Mining an accessible reserve does not require additional capital spending beyond that required to extend or to continue the normal progression of the mine, such as the sinking of airshafts or the construction of portal facilities.

Some reserves may be accessible by more than one mine because of the proximity of our mines to one another. In the table below, the accessible reserves indicated for a mine are based on our review of current mining plans and reflect our best judgment as to which mine is most likely to utilize the reserve. Assigned and accessible coal reserves are recoverable coal reserves which are either owned or leased. The leases have terms extending up to several years and generally provide for renewal through the anticipated life of the associated mine. These renewals are exercisable by the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods.

The following table sets forth additional information regarding the recoverable coal reserves at the Pennsylvania Mining Complex as of December 31, 2018 (tons in thousands):

			As Received Heat Value (1) (Btu/lb)			Recoverable Coal Reserves (2)(3)
Mine	Reserve Class	Average Seam Thickness (feet)	Typical	Range	As Received lb SO2 / mmBtu	Owned (%)	Leased (%)	Total (tons)
Bailey:	Assigned	7.4	12,940	12,810 - 13,040	3.7	41%	59%	15,561
	Accessible	7.5	12,860	12,670 - 13,140	4.3	65%	35%	25,271
Enlow Fork:	Assigned	7.5	13,010	12,850 - 13,190	2.9	95%	5%	20,506
	Accessible	7.6	12,910	12,650 - 13,150	3.3	74%	26%	62,901
Harvey:	Assigned	6.9	13,030	12,900 - 13,200	3.0	93%	7%	10,910
	Accessible	7.7	12,830	12,790 - 13,190	4.0	99%	1%	39,476
Total								174,625

(1) ) The heat values (gross calorific values) shown for Assigned Operating reserves are based on the 2018 actual quality and five-year forecasted quality for each mine/reserve, assuming that the coal is washed to an extent consistent with normal full-capacity operation of each mine’s/complex’s preparation plant. Actual quality is based on laboratory analysis of samples collected from coal shipments delivered in 2018. Forecasted quality is derived from exploration sample analysis results, which have been adjusted to account for anticipated moisture and for the effects of mining and coal preparation. The heat values (gross calorific values) shown for Accessible Reserves are on an as received basis (dry values obtained from drill hole analyses, adjusted for moisture) and are prorated by the associated Assigned Operating product values to account for similar mining and processing methods.

(2) Recoverable coal reserves are calculated based on proposed mine plans in the area in which mineable coal exists, coal seam thickness and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve tons are reported on an as-received basis, based on the anticipated product moisture. Reserves are reported only for those coal seams that are controlled by ownership or leases.

(3) The recoverable coal reserves decreased 9.2 million tons from December 31, 2017 to December 31, 2018, as a result of producing 6.9 million tons for the year ended December 31, 2018, as well as a reduction of 2.3 million tons from a re-evaluation and reallocation of recoverable coal reserves among the three mines at the Pennsylvania Mining Complex.
ITEM 3.    LEGAL PROCEEDINGS

Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation. Refer to paragraph one and two of Note 17 “Commitments and Contingent Liabilities,” in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K, incorporated herein by reference.
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

Unitholders Profile. Pursuant to the records of the transfer agent, as of January 25, 2019, the number of registered holders of our common units was approximately nine. The Fourth Quarter 2018 cash distribution of $0.5125 per common and subordinated unit was declared on January 24, 2019 to holders of record as of February 7, 2019 and will be paid on February 15, 2019.

Equity Compensation Plan Information. Please read “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans.”

Market Repurchases

The following table sets forth purchases of the Partnership's common units during the three months ended December 31, 2018 made by CONSOL Energy:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2018 - October 31, 2018	90,422	$18.73	90,422	$21,921
November 1, 2018 - November 30, 2018	—	$—	—	$21,921
December 1, 2018 - December 31, 2018	—	$—	—	$21,921
Total	90,422	$18.73

(1) In July 2018, the board of directors of CONSOL Energy approved an expansion of its existing stock and debt repurchase program to allow CONSOL Energy to purchase common units of the Partnership in the open market in an amount up to $25 million. Thereafter, on September 14, 2018, the board of directors of CONSOL Energy adopted a Rule 10b5-1 trading plan to facilitate these purchases.

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

Unless otherwise indicated, the following discussion and analysis of the financial condition and results of operations of our Partnership reflect a 25% undivided interest in the assets, liabilities and results of operations of the Pennsylvania Mining Complex. As used in the following discussion and analysis of the financial condition and results of operations of our Partnership, the terms “we,” “our,” “us,” or like terms refer to the Partnership with respect to its 25% undivided interest in the Pennsylvania Mining Complex’s combined assets, liabilities, revenues and costs. All amounts except per unit or per ton are displayed in thousands.

Overview

We are a master limited partnership formed in 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. Our primary strategy for growing our business and increasing distributions to our unitholders is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. The primary component of our growth strategy is based upon our expectation of future divestitures by CONSOL Energy to us of portions of its retained 75% undivided interest in the Pennsylvania Mining Complex. At December 31, 2018, the Partnership’s assets include a 25% undivided interest in, and operational control over, CONSOL Energy’s Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu coal that is sold primarily to electric utilities in the eastern United States. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

The Pennsylvania Mining Complex, which includes the Bailey Mine, the Enlow Fork Mine and the Harvey Mine, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of uniform, high-Btu coal that is ideal for high-productivity, low-cost longwall operations. As of December 31, 2018, the Partnership’s portion of the Pennsylvania Mining Complex included 174,625 tons of recoverable coal reserves with an average gross heat content of approximately 12,907 Btus per pound and approximately 3.6 pounds sulfur dioxide per million British thermal units (“lb SO2/mmBtu”). Based on our current production capacity, these reserves are sufficient to support approximately 25 years of production. In addition, our reserves currently exhibit thermoplastic behavior suitable for cokemaking, which enables us, if market dynamics are favorable, to capture greater margins from selling our coal as a crossover product in the high-vol metallurgical market to cokemakers and steel manufacturers who utilize modern cokemaking technologies.

On November 28, 2017, CONSOL Energy was separated from our former sponsor into an independent publicly traded coal company (NYSE: CEIX). In connection with the separation, our former sponsor transferred to CONSOL Energy all of its ownership interest in our general partner and us, which consists of (i) 5,006,496 common units and 11,611,067 subordinated units, (ii) a 1.7% general partnership interest and (iii) all incentive distribution (IDRs). CONSOL Energy’s coal business includes its 75% undivided interest in the Pennsylvania Mining Complex, terminal operations at the Port of Baltimore and undeveloped coal reserves located in the Northern Appalachian Basin, Central Appalachian Basin and Illinois Basin and certain related coal assets and liabilities.

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

The following table presents a reconciliation of cost of coal sold and cash cost of coal sold to total costs, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands).

	Years Ended December 31,
	2018	2017
Total Costs	$290,609	$282,320
Freight Expense	(10,893)	(18,423)
Selling, General and Administrative Expenses	(13,931)	(15,697)
Loss on Extinguishment of Debt	—	(2,468)
Interest Expense, Net	(6,667)	(9,309)
Other Costs (Non-Production)	(11,534)	(5,714)
Depreciation, Depletion and Amortization (Non-Production)	(2,166)	(2,187)
Cost of Coal Sold	$245,418	$228,522
Depreciation, Depletion and Amortization (Production)	(42,576)	(39,250)
Cash Cost of Coal Sold	$202,842	$189,272

We define average cash margin per ton as average coal revenue per ton, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation of average cash margin per ton to coal revenue, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands, except for per ton information).

	Years Ended December 31,
	2018	2017
Total Coal Revenue	$341,073	$296,913
Operating and Other Costs	214,376	194,986
Less: Other Costs (Non-Production)	(11,534)	(5,714)
Cash Cost of Coal Sold	202,842	189,272
Add: Depreciation, Depletion and Amortization	44,742	41,437
Less: Depreciation, Depletion and Amortization (Non-Production)	(2,166)	(2,187)
Cost of Coal Sold	$245,418	$228,522
Total Tons Sold	6,920	6,523
Average Revenue per Ton Sold	$49.28	$45.52
Average Cash Cost per Ton Sold	29.29	29.02
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.17	6.01
Average Cost per Ton Sold	35.46	35.03
Average Margin per Ton Sold	13.82	10.49
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.17	6.01
Average Cash Margin per Ton Sold	$19.99	$16.50

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

	Years Ended December 31,
	2018	2017
Net Income	$66,566	$40,464
Plus:
Interest Expense, Net	6,667	9,309
Depreciation, Depletion and Amortization	44,742	41,437
Loss on Extinguishment of Debt	—	2,468
Unit-Based Compensation	1,842	5,873
Adjusted EBITDA	$119,817	$99,551
Less:
Cash Interest	7,217	8,224
Distributions to Preferred Units[1]	—	5,553
Estimated Maintenance Capital Expenditures	35,949	35,764
Distributable Cash Flow	$76,651	$50,010

Net Cash Provided by Operating Activities	$125,379	$72,642
Plus:
Interest Expense, Net	6,667	9,309
Other, Including Working Capital	(12,229)	17,600
Adjusted EBITDA	$119,817	$99,551
Less:
Cash Interest	7,217	8,224
Distributions to Preferred Units[1]	—	5,553
Estimated Maintenance Capital Expenditures	35,949	35,764
Distributable Cash Flow	$76,651	$50,010
Minimum Quarterly Distributions	$57,392	$50,982
Distribution Coverage Ratio	1.3	1.0

1Distributions to Preferred Units represents income attributable to preferred units prior to conversion.

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Total net income was $66,566 for the year ended December 31, 2018 compared to $40,464 for the year ended December 31, 2017. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Years Ended
	December 31,
	2018	2017	Variance
Revenue:	(in thousands)
Coal Revenue	$341,073	$296,913	$44,160
Freight Revenue	10,893	18,423	(7,530)
Other Income	5,209	7,448	(2,239)
Total Revenue and Other Income	357,175	322,784	34,391
Cost of Coal Sold:
Operating Costs	202,842	189,272	13,570
Depreciation, Depletion and Amortization	42,576	39,250	3,326
Total Cost of Coal Sold	245,418	228,522	16,896
Other Costs:
Other Costs	11,534	5,714	5,820
Depreciation, Depletion and Amortization	2,166	2,187	(21)
Total Other Costs	13,700	7,901	5,799
Freight Expense	10,893	18,423	(7,530)
Selling, General and Administrative Expenses	13,931	15,697	(1,766)
Loss on Extinguishment of Debt	—	2,468	(2,468)
Interest Expense	6,667	9,309	(2,642)
Total Costs	290,609	282,320	8,289
Net Income	$66,566	$40,464	$26,102
Adjusted EBITDA	$119,817	$99,551	$20,266
Distributable Cash Flow	$76,651	$50,010	$26,641
Distribution Coverage Ratio	1.3	1.0	0.3

Coal Production Rates

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest for the periods indicated:

	Years Ended December 31,
Mine	2018	2017	Variance
	(in thousands)
Bailey	3,184	3,031	153
Enlow Fork	2,469	2,295	174
Harvey	1,245	1,201	44
Total	6,898	6,527	371

Coal production was 6,898 tons for the year ended December 31, 2018 compared to 6,527 tons for the year ended December 31, 2017. The Partnership’s coal production increased 371 tons, primarily to satisfy increased demand for our products in the domestic and export markets, as well as a result of improved productivity, initial benefits from automation projects and improved geological conditions at the Enlow Fork mine.
Coal Operations

Coal revenue and cost components on a per unit basis for the years ended December 31, 2018 and 2017 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis, because these costs are not directly associated with coal production.

	For the Years Ended December 31,
	2018	2017	Variance
Total Tons Sold (in thousands)	6,920	6,523	397
Average Revenue per Ton Sold	$49.28	$45.52	$3.76

Average Cash Cost per Ton Sold	$29.29	$29.02	$0.27
Depreciation, Depletion and Amortization per Ton Sold (Non-Cash Cost)	6.17	6.01	0.16
Total Costs per Ton Sold	$35.46	$35.03	$0.43
Average Margin per Ton Sold	$13.82	$10.49	$3.33
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.17	6.01	0.16
Average Cash Margin per Ton Sold (1)	$19.99	$16.50	$3.49
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “– How We Evaluate Our Operations –
Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $341,073 for the year ended December 31, 2018 compared to $296,913 for the year ended December 31, 2017. The $44,160 increase was attributable to a 397 ton increase in tons sold and a $3.76 per ton higher average sales price. The increase in tons sold was driven by increased demand from our domestic customers, largely due to higher burn. The higher average sales price per ton sold in the 2018 period was primarily the result of higher realizations on our netback contracts due to strong power prices and an increased demand in the international thermal and crossover metallurgical coal markets that we serve.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $10,893 for the year ended December 31, 2018 compared to $18,423 for the year ended December 31, 2017. The $7,530 decrease was due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income was $5,209 for the year ended December 31, 2018 compared to $7,448 for the year ended December 31, 2017. The $2,239 decrease was primarily due to a $2,390 decrease in coal contract buyouts and a $1,403 gain that occurred during the year ended December 31, 2017 in relation to an agreement to avoid mining approximately 85 acres of reserves. These decreases were offset, in part, by an increase of $1,498 in sales of externally purchased coal to blend and resell.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold per ton includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion and amortization costs on production assets. Total cost of coal sold was $245,418 for the year ended December 31, 2018, or $16,896 higher than the $228,522 for the year ended December 31, 2017. Total costs per ton sold were $35.46 per ton for the year ended December 31, 2018 compared to $35.03 per ton for the year ended December 31, 2017. The increase in the total cost of coal sold was primarily driven by an increase in production-related costs, as more coal was mined to meet market demand. The increase in the average cost per ton sold was the result of additional royalty and production taxes due to a $3.76 per ton higher average sales price. In addition, since the fourth quarter of 2017, we have seen modest inflation in the cost of supplies that contain steel and other commodities for which prices are strengthening, as well as in the cost of contract labor. We have been able to successfully offset these inflationary pressures through productivity gains, initial benefits from our automation investments, and a reduction in lease expense.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $5,799 for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily attributable to an increase in current year costs related to discretionary employee benefit expense, demurrage charges and externally purchased coal to blend and resell. This increase was partially offset by a decrease in severance costs due to organizational restructuring that occurred during the year ended December 31, 2017.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the year ended December 31, 2018 decreased $1,766 primarily due to a decrease in long-term incentive compensation recognized in relation to award modifications due to organizational restructuring in the year ended December 31, 2017.

Interest Expense

Interest expense for the year ended December 31, 2018 was $6,667, which primarily relates to obligations under our Affiliated Company Credit Agreement. For the year ended December 31, 2017, $9,309 of interest expense was incurred, primarily on the PNC Revolving Credit Facility. The PNC Revolving Credit Facility was refinanced through the Affiliated Company Credit Agreement on November 28, 2017. The decrease was primarily attributable to a lower average daily balance outstanding under the Affiliated Company Credit Agreement than had been drawn on the PNC Revolving Credit facility in the previous year. For a detailed explanation of our liquidity and financing arrangements, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

Adjusted EBITDA

Adjusted EBITDA was $119,817 for the year ended December 31, 2018 compared to $99,551 for the year ended December 31, 2017. The $20,266 increase was a result of a $3.76 per ton increase in the average sales price, offset in part by a $0.27 per ton increase in the cash cost of coal sold, resulting in a $24,151 increase in Adjusted EBITDA. In addition, an increase of 397 sales tons resulted in an increase of $6,550 in Adjusted EBITDA. The remaining variance is primarily due to various changes as discussed above, such as contract buyouts, award modifications, and severance costs during the year ended December 31, 2017, coupled with discretionary employee benefit expense and demurrage charges during the year ended December 31, 2018 and various other transactions throughout both periods, none of which are individually material.

Distributable Cash Flow

Distributable cash flow was $76,651 for the year ended December 31, 2018 compared to $50,010 for the year ended December 31, 2017. The $26,641 increase was primarily attributable to a $20,266 increase in Adjusted EBITDA as discussed above, a $5,553 decrease in distributions to holders of the Class A Preferred Units, which were all converted to common units on October 2, 2017, and a $1,007 decrease in cash interest paid.

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

For 2019, we expect that the cash flow generated from operations will continue to exceed our maintenance capital requirements and we will have adequate access to capital to fund any incremental growth-related capital needs. We started the coarse refuse disposal area project in 2017, which is expected to continue through 2021. Our 2019 capital needs are expected to be between $34,000 to $38,000, which is increased from 2018 levels due to additional expected maintenance capital expenditures related to airshaft construction projects, as well as additional belt system related expenditures.

From time to time we change our exposure to various countries depending on the economics and profitability of coal sales. Given that coal markets are global, we expect, if possible, to offset any adverse impact from tariffs that may be imposed by governments in the countries in which one or more of our end users are located, by reallocating our customer base to other countries or to the domestic U.S. markets.

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

On January 24, 2019, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the year ended December 31, 2018 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on February 15, 2019 to the unitholders of record at the close of business on February 7, 2019.

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

As of December 31, 2018, the Partnership had $163,000 of borrowings outstanding under the Affiliated Company Credit Agreement, leaving $112,000 of unused capacity. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at December 31, 2018 was accrued at a rate of 3.75%.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios. For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At December 31, 2018, the first lien gross leverage ratio was 1.40 to 1.00 and the total net leverage ratio was 1.39 to 1.00.

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

As of December 31, 2018, the Partnership, through CONSOL Thermal Holdings, sold $21,871 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
Cash Flows

	For the Years Ended December 31,
	2018	2017	Variance
	(in thousands)
Cash flows provided by operating activities	$125,379	$72,642	$52,737
Cash used in investing activities	$(30,973)	$(17,996)	$(12,977)
Cash used in financing activities	$(94,936)	$(62,898)	$(32,038)

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017:

Cash flows provided by operating activities increased $52,737 in the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in net income and a change in working capital.

Cash flows used in investing activities increased $12,977 in the year ended December 31, 2018 compared to the year ended December 31, 2017 as a result of increased capital expenditures of $11,647 and a decrease in proceeds from the sale of assets of $1,330. The increase in capital expenditures is due to the following items:

	For the Years Ended December 31,
	2018	2017	Variance
	(in thousands)
Building and Infrastructure	$11,196	$8,166	$3,030
Equipment Purchases and Rebuilds	9,437	2,185	7,252
Refuse Storage Area	8,572	8,002	570
Other	1,938	1,143	795
Total Capital Expenditures	$31,143	$19,496	$11,647

Cash flows used in financing activities increased $32,038 in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in cash used in financing activities was primarily due to $33,583 in net payments made in the current year on the Affiliated Company Credit Agreement, compared to the prior year $4,417 in net payments on long-term debt.
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

We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to the following items, but refer to Note 1 (Significant

Accounting Policies) of the audited consolidated financial statements included elsewhere in this report for a complete listing of our accounting policies.

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

Asset Retirement Obligations

The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. Accounting for asset retirement obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations are primarily related to the closure of the mines and gas wells and the reclamation of land upon exhaustion of coal reserves. Changes in the variables used to calculate the liabilities can have a significant effect on the mine closing and reclamation liabilities. We accrue for the costs of current mine disturbance and final mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation, mine-closing and gas well closing liabilities, which are based upon permit requirements and our engineering expertise related to these requirements, including the current portion, were $10,977 at December 31, 2018 and $10,496 at December 31, 2017. These liabilities are reviewed annually, or when events and circumstances indicate an adjustment is necessary, by management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

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

Recoverable Coal Reserve Values

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our recoverable coal reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Some of the factors and assumptions which impact economically recoverable coal reserve estimates include:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs.

Each of these factors may in fact vary considerably from the assumptions used in estimating recoverable coal reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to our recoverable coal reserves will likely vary from estimates, and these variances may be material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Unitholders of CONSOL Coal Resources LP and the Board of Directors of CONSOL Coal Resources GP LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CONSOL Coal Resources LP (the Partnership) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Pittsburgh, Pennsylvania
February 8, 2019

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	For the Years Ended December 31,
	2018	2017
Coal Revenue	$341,073	$296,913
Freight Revenue	10,893	18,423
Other Income	5,209	7,448
Total Revenue and Other Income	357,175	322,784

Operating and Other Costs [1]	214,376	194,986
Depreciation, Depletion and Amortization	44,742	41,437
Freight Expense	10,893	18,423
Selling, General and Administrative Expenses [2]	13,931	15,697
Loss on Extinguishment of Debt	—	2,468
Interest Expense, Net [3]	6,667	9,309
Total Costs	290,609	282,320
Net Income	$66,566	$40,464

Less: General Partner Interest in Net Income	1,127	662
Less: Net Income Allocable to Class A Preferred Units	—	5,553
Less: Distribution Effect of Preferred Unit Conversion	—	173
Limited Partner Interest in Net Income	$65,439	$34,076

Net Income per Limited Partner Unit - Basic	$2.38	$1.40
Net Income per Limited Partner Unit - Diluted	$2.37	$1.39

Limited Partner Units Outstanding - Basic	27,511,804	24,325,575
Limited Partner Units Outstanding - Diluted	27,611,924	24,461,373

Cash Distributions Declared per Unit [4]
Common Unit	$2.05	$2.05
Subordinated Unit	$2.05	$2.05

1 Related Party of $2,918 and $3,503 for the years ended December 31, 2018 and 2017, respectively.
2 Related Party of $8,300 and $3,109 for the years ended December 31, 2018 and 2017, respectively.
3 Related Party of $6,667 and $746 for the years ended December 31, 2018 and 2017, respectively.
4 Represents the cash distribution declared related to the period presented. See Note 22 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017
Net Income	$66,566	$40,464

Actuarially Determined Long-Term Liability Adjustments:
Recognized Net Actuarial (Gain) Loss	(8)	1,366
Other Comprehensive Income Before Reclassifications	1,485	—
Total Actuarially Determined Long-Term Liability Adjustments	1,477	1,366

Other Comprehensive Income	1,477	1,366

Comprehensive Income	$68,043	$41,830

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$1,003	$1,533
Trade Receivables	21,871	31,473
Other Receivables	1,068	1,970
Inventories	11,066	12,303
Prepaid Expenses	5,096	4,428
Total Current Assets	40,104	51,707
Property, Plant and Equipment:
Property, Plant and Equipment	946,298	910,468
Less—Accumulated Depreciation, Depletion and Amortization	526,747	483,410
Total Property, Plant and Equipment—Net	419,551	427,058
Other Assets	14,908	15,474
TOTAL ASSETS	$474,563	$494,239

	December 31, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$24,834	$19,718
Accounts Payable—Related Party	3,831	3,071
Other Accrued Liabilities	35,419	44,179
Total Current Liabilities	64,084	66,968
Long-Term Debt:
Affiliated Company Credit Agreement—Related Party	163,000	196,583
Capital Lease Obligations	5,067	73
Total Long-Term Debt	168,067	196,656
Other Liabilities:
Pneumoconiosis Benefits	4,260	3,833
Workers’ Compensation	3,119	3,404
Asset Retirement Obligations	9,775	9,615
Other	518	607
Total Other Liabilities	17,672	17,459
TOTAL LIABILITIES	249,823	281,083
Partners’ Capital:
Common Units (15,911,211 Units Outstanding at December 31, 2018; 15,789,106 Units Outstanding at December 31, 2017)	212,122	205,974
Subordinated Units (11,611,067 Units Outstanding at December 31, 2018 and December 31, 2017)	(11,421)	(15,225)
General Partner Interest	12,119	11,964
Accumulated Other Comprehensive Income	11,920	10,443
Total Partners’ Capital	224,740	213,156
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$474,563	$494,239

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in thousands)

		Limited Partners
	Class A Preferred Units	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	$69,151	$140,967	$(7,631)	$12,274	$11,809	$226,570
Net Income	5,553	18,040	16,209	662	—	40,464
Unitholder Distributions	(5,553)	(26,072)	(23,803)	(972)	—	(56,400)
Conversion of Preferred Units	(69,151)	69,151	—	—	—	—
Unit-Based Compensation	—	5,873	—	—	—	5,873
Units Withheld for Taxes	—	(1,985)	—	—	—	(1,985)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	—	(1,366)	(1,366)
Balance at December 31, 2017	$—	$205,974	$(15,225)	$11,964	$10,443	$213,156
Net Income	—	37,832	27,607	1,127	—	66,566
Unitholder Distributions	—	(32,614)	(23,803)	(972)	—	(57,389)
Unit-Based Compensation	—	1,842	—	—	—	1,842
Units Withheld for Taxes	—	(912)	—	—	—	(912)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	—	1,477	1,477
Balance at December 31, 2018	$—	$212,122	$(11,421)	$12,119	$11,920	$224,740

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$66,566	$40,464
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	44,742	41,437
Loss (Gain) on Sale of Assets	34	(1,399)
Unit-Based Compensation	1,842	5,873
Loss on Extinguishment of Debt	—	2,468
Other Adjustments to Net Income	—	688
Changes in Operating Assets:
Accounts and Notes Receivable	10,504	(9,510)
Inventories	1,237	(812)
Prepaid Expenses	(668)	(916)
Changes in Other Assets	741	(615)
Changes in Operating Liabilities:
Accounts Payable	4,990	293
Accounts Payable—Related Party	760	88
Other Operating Liabilities	(6,528)	(5,785)
Changes in Other Liabilities	1,159	368
Net Cash Provided by Operating Activities	125,379	72,642
Cash Flows from Investing Activities:
Capital Expenditures	(31,143)	(19,496)
Proceeds from Sales of Assets	170	1,500
Net Cash Used in Investing Activities	(30,973)	(17,996)
Cash Flows from Financing Activities:
Payments on Capitalized Leases	(3,052)	(96)
Net (Payments on) Proceeds from Related Party Long-Term Notes	(33,583)	196,583
Net Payments on Revolver	—	(201,000)
Payments for Unitholder Distributions	(57,389)	(56,400)
Units Withheld for Taxes	(912)	(1,985)
Net Cash Used In Financing Activities	(94,936)	(62,898)
Net Decrease in Cash	(530)	(8,252)
Cash at Beginning of Period	1,533	9,785
Cash at End of Period	$1,003	$1,533

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

Basis of Consolidation and Presentation:

On November 28, 2017, CONSOL Energy was separated from our former sponsor into an independent, publicly traded coal company via a pro rata distribution of all of CONSOL Energy’s common stock to CNX’s stockholders. CONSOL Energy was originally formed as CONSOL Mining Corporation in Delaware on June 21, 2017 to hold our former sponsor’s coal business including its interest in the Pennsylvania Mining Complex and certain related coal assets, including our former sponsor’s ownership interest in the Partnership and our general partner, our former sponsor’s terminal operations at the Port of Baltimore and undeveloped coal reserves located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. As part of the separation, CONSOL Mining Corporation changed its name to CONSOL Energy Inc. began using the ticker “CEIX”, our former sponsor changed its name to CNX Resources Corporation kept the ticker “CNX”, the Partnership changed its name to CONSOL Coal Resources LP and its ticker to “CCR” and the general partner changed its name to CONSOL Coal Resources GP LLC.

For the years ended December 31, 2018 and 2017, the Consolidated Financial Statements include the accounts of CONSOL Operating and CONSOL Thermal Holdings, wholly owned and controlled subsidiaries.

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

Additionally, under Rule 12b-2 of the Exchange Act, the Partnership qualifies as a “smaller reporting company” because the value of its limited partner interests held by non-affiliates as of the end of its most recently completed second fiscal quarter was less than $250 million. For as long as the Partnership remains a smaller reporting company, it may take advantage of certain exemptions from the SEC’s reporting requirements that are otherwise applicable to public companies that are not smaller reporting companies.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as various disclosures. Actual results could differ from those estimates. The most significant estimates included in the preparation of the consolidated financial statements are related to coal workers’ pneumoconiosis, workers’ compensation, asset retirement obligations, contingencies and recoverable coal reserve values.

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

Property, Plant and Equipment:

Property, plant and equipment is recorded at cost upon acquisition. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Interest costs applicable to major asset additions are capitalized during the construction period. Costs of additional mine facilities required to maintain production after a mine reaches the production stage, generally referred to as “receding face costs,” are expensed as incurred; however, the costs of additional airshafts and new portals are capitalized. Planned major maintenance costs, which do not extend the useful lives of existing plant and equipment, are expensed as incurred.

Coal exploration costs are expensed as incurred. Coal exploration costs include those incurred to ascertain existence, location, extent or quality of ore or minerals before, beginning the development stage of the mine.

Costs of developing new underground mines and certain underground expansion projects are capitalized. Underground development costs, which are costs incurred to make the mineral physically accessible, include costs to prepare property for shafts, driving main entries for ventilation, haulage, personnel, construction of airshafts, roof protection and other facilities.

Airshafts and capitalized mine development associated with a coal reserve are amortized on a units-of-production basis as the coal is produced, so that each ton of coal is assigned a portion of the unamortized costs. We employ this method to match costs with the related revenues realized in a particular period. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when information becomes available that indicates a reserve change is needed, or at a minimum once a year. Any material effect from changes in estimates is disclosed in the period the change occurs. Amortization of development cost begins when the development phase is complete and the production phase begins. At an underground mine, the end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.

Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms generally are extended automatically to the exhaustion of economically recoverable coal reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.

Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production using the units-of-production method. Depletion of leased coal interests is computed using the units-of-production method over recoverable coal reserves.

Advance mining royalties and leased coal interests are evaluated periodically, or at a minimum once a year, for impairment issues or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any revisions are accounted for prospectively as changes in accounting estimates.

When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized in Other Income in the Consolidated Statements of Operations.

Depreciation of plant and equipment is calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Years
Buildings and improvements	10 to 45
Machinery and equipment	3 to 25
Leasehold improvements	Life of Lease

Costs to obtain coal lands are capitalized based on the cost at acquisition and are amortized using the units-of-production method over all estimated recoverable coal reserve tons assigned and accessible to the mine. Recoverable coal reserves are calculated on a clean coal ton equivalent, which excludes non-recoverable coal reserves and anticipated preparation plant processing refuse. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when events and circumstances indicate a reserve change is needed, or at a minimum, once a year. Amortization of coal interests begins when the coal reserve is produced. At an underground mine, a ton is considered produced once it reaches the surface area of the mine. Any material effect from changes in estimates is disclosed in the period the change occurs.

Impairment of Long-lived Assets:

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to its estimated fair value, which is usually measured based on an estimate of future discounted cash flows. There were no indicators of impairment and therefore, no impairment losses were recognized during the years ended December 31, 2018 and 2017.

Pneumoconiosis Benefits and Workers’ Compensation:

The Partnership is required by federal and state statutes to provide our portion of benefits to certain current and former totally disabled employees or their dependents for awards related to coal workers’ pneumoconiosis (“CWP”). The Partnership is also required by various state statutes to provide our portion of workers’ compensation benefits for employees who sustain employment related physical injuries or some types of occupational disease. Workers’ compensation benefits include compensation for their disability, medical costs and, on some occasions, the cost of rehabilitation. The provisions for our portion of estimated benefits are determined on an actuarial basis for the Partnership’s dedicated contract labor provided under a service agreement with CONSOL Energy.

Asset Retirement Obligations:

Mine closing reclamation costs, perpetual water care costs and other costs associated with dismantling and removing facilities are accrued using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. This topic requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Depreciation of the capitalized asset retirement cost is generally determined on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in Depreciation, Depletion and Amortization on the Consolidated Statements of Operations. Asset retirement obligations primarily relate to the closure of mines which includes treatment of water and the reclamation of land upon exhaustion of coal reserves.

Accrued mine closing costs, perpetual care costs and reclamation costs and other costs of dismantling and removing facilities are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

Subsidence:

Subsidence occurs when there is damage of the ground surface due to the removal of underlying coal. Areas affected may include, although not be limited to, streams, property, roads, pipelines and other land and surface structures. Total estimated subsidence claims are recognized in the period when the related coal has been extracted and are included in Operating and Other Costs on the Consolidated Statements of Operations and Other Accrued Liabilities on the Consolidated Balance Sheets. On occasion, we prepay the estimated damages prior to undermining the property, in return for release of liability. Prepayments are included as assets and either recognized as Prepaid Expenses or in Other Assets on the Consolidated Balance Sheets, if the payment is made less than or greater than one year, respectively, prior to undermining the property.

Income Taxes:

The Partnership’s assets and liabilities are comprised of a 25% undivided interest in the Pennsylvania Mining Complex which assets and liabilities are held by CPCC and Conrhein. The Partnership does not share in the separate income tax consequences attributable to the owners of CPCC and Conrhein. Accordingly, no provision for federal or state income taxes has been recorded. As of December 31, 2018 and 2017, the Partnership had no liability reported for unrecognized tax benefits and had not incurred interest and penalties related to income taxes. The Partnership’s operations are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of taxable income. Therefore, the Partnership has excluded income taxes from these financial statements.

Revenue Recognition:

Revenues are recognized when title passes to the customers and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility and, on occasion, at terminal locations or other customer destinations. Our coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price-related adjustments in addition to a fixed base-price per ton. None of the Partnership's coal contracts allow for retroactive adjustments to pricing after title to the coal has passed. See Note 2 - Revenue for more information.

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

Recent Accounting Pronouncements:

In 2016, the Financial Accounting Standards Board (“FASB”) issued a new lease accounting standard, which requires lessees to put most leases on their balance sheets, but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. The following updates to this guidance were made in 2018:

•
In January 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-01 - Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This Update, if elected, would not require an entity to reassess the accounting treatment of existing land easements not currently accounted for as a lease under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease.

•
In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842) to assist stakeholders with implementation questions and issues as organizations prepare to adopt the new leasing standard. Under the amendments in Update 2018-11, entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and non-lease components when certain conditions are met.

•
In December 2018, the FASB issued ASU 2018-20 - Leases (Topic 842) to assist stakeholders with implementation questions and issues as organizations prepare to adopt the new leasing standard. The amendments in ASU 2018-20 address issues regarding sales taxes and similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and nonlease components.

These changes will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Partnership will adopt ASC 842 in 2019 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements (ASU 2018-11). As most of our leases do not provide an implicit rate, we will take a portfolio approach of applying our incremental borrowing rate based on the information available at adoption date to calculate the present value of lease payments over the lease term. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which allows us (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases and (3) to not reassess initial costs for any existing leases. We will also elect the practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of Topic 842 and the practical expedient to not separate lease and non-lease components, that is, to account lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Further, we will make an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations over the lease term. Based on our lease portfolio, we anticipate recognizing an initial lease liability and related right-of-use asset on our balance sheet of approximately $15,000 to $25,000.
In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These changes will be effective for fiscal years ending after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Partnership's financial statements.

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

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendments in this ASU will be applied using a modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. Management does not expect this update to have a material impact on the Partnership's financial statements.

NOTE 2—REVENUE:

The following table disaggregates our revenue by major source to depict how the nature, amount, timing and uncertainty of the Partnership's revenues and cash flows are affected by economic factors:

Year Ended December 31, 2018
Coal Revenue	$341,073
Freight Revenue	10,893
Total Revenue from Contracts with Customers	$351,966

ASU 2014-09 - Revenue from Contracts with Customers. On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method. There was no cumulative adjustment to the opening balance of retained earnings as a result of initially applying the new revenue standard. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis. Our revenue continues to be recognized when title passes to the customer. We have determined that each ton of coal represents a separate and distinct performance obligation. Our coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.

The estimated transaction price from each of our contracts is based on the total amount of consideration to which we expect to be entitled under the contract. Included in the transaction price for certain coal supply contracts is the impact of variable consideration, including quality price adjustments, handling services, per ton price fluctuations based on certain coal sales price indices and anticipated payments in lieu of shipments. The estimated transaction price for each contract is allocated to our performance obligations based on relative standalone selling prices determined at contract inception.

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

While we do, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs would be immaterial to our net income. As of and for the year ended December 31, 2018, we do not have any capitalized costs to obtain customer contracts on our balance sheet nor have we recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Partnership has not recognized any revenue in the current period from performance obligations satisfied (or partially satisfied) in previous periods.

Freight Revenue

Some of our coal contracts require that we sell our coal at locations other than our central preparation plant. The cost to transport our coal to the ultimate sales point is passed through to our customers and we recognize the freight revenue equal to the transportation cost when title of the coal passes to the customer.

Contract Balances

Contract assets are recorded as trade receivables and reported separately in the Partnership's Consolidated Balance Sheet from other contract assets as title passes to the customer and the Partnership's right to consideration becomes unconditional. Payments for coal shipments are typically due within two to four weeks of the invoice date. The Partnership typically does not have material contract assets that are stated separately from trade receivables as the Partnership's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Partnership an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Partnership's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the good or service passes to the customer.
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

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units (in thousands, except for per unit information):

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Net Income	$66,566	$40,464
Less: General Partner Interest in Net Income	1,127	662
Less: Net Income Allocable to Class A Preferred Units	—	5,553
Less: Distribution Effect of Preferred Unit Conversion	—	173
Net Income Allocable to Limited Partner Units	$65,439	$34,076

Limited Partner Interest in Net Income - Common Units	$37,832	$18,040
Less: Distribution Effect of Preferred Unit Conversion	—	85
Net Income Allocable to Common Units	$37,832	$17,955

Limited Partner Interest in Net Income - Subordinated Units	$27,607	$16,209
Less: Distribution Effect of Preferred Unit Conversion	—	88
Net Income Allocable to Subordinated Units	$27,607	$16,121

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	15,900,737	12,714,508
Subordinated Units	11,611,067	11,611,067
Total	27,511,804	24,325,575

Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	16,000,857	12,850,306
Subordinated Units	11,611,067	11,611,067
Total	27,611,924	24,461,373

Net Income Per Limited Partner Unit - Basic
Common Units	$2.38	$1.41
Subordinated Units	$2.38	$1.39

Net Income Per Limited Partner Unit - Diluted
Common Units	$2.36	$1.40
Subordinated Units	$2.38	$1.39

The outstanding Class A Preferred Units were converted on a one-to-one basis into common units on October 2, 2017, under the terms of the Partnership Agreement. As a result, the Partnership issued an aggregate of 3,956,496 Common Units to our former sponsor and canceled the Class A Preferred Units. No Class A Preferred Units are currently outstanding. The effect of the preferred unit conversion resulted in the preferred units receiving a common distribution on November 15, 2017 in the amount of $0.5125 per unit versus the stated 11% per annum previously paid on the Class A Preferred. There were no phantom units excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive for the years ended December 31, 2018 and December 31, 2017.

NOTE 4—OTHER INCOME:

	For the Years Ended December 31,
	2018	2017
Purchased Coal Sales	$4,788	$3,290
Property Easement and Option Income	295	—
Coal Contract Buyout	87	2,477
(Loss) Gain on Sale of Assets	(34)	1,399
Other	73	282
Total Other Income	$5,209	$7,448
NOTE 5—INTEREST EXPENSE:

	For the Years Ended December 31,
	2018	2017
Interest on Notes - Related Party	$7,709	$746
Interest on Capitalized Leases	451	—
Revolver Interest	—	8,912
Capitalized Interest	(1,508)	(361)
Interest on Other Payables, Net	15	12
Total Interest Expense	$6,667	$9,309
NOTE 6—INVENTORIES:

	December 31, 2018	December 31, 2017
Coal	$1,160	$2,853
Supplies	9,906	9,450
Total Inventories	$11,066	$12,303
NOTE 7—PROPERTY, PLANT AND EQUIPMENT:

	December 31, 2018	December 31, 2017
Coal and Other Plant and Equipment	$636,105	$607,314
Coal Properties and Surface Lands	122,679	122,377
Airshafts	102,275	95,566
Mine Development	81,538	81,538
Coal Advance Mining Royalties	3,701	3,673
Total Property, Plant and Equipment	946,298	910,468
Less: Accumulated Depreciation, Depletion and Amortization	526,747	483,410
Total Net Property, Plant and Equipment	$419,551	$427,058

Coal reserves are controlled either through fee ownership or by lease. The duration of the leases vary; however, the lease terms generally are extended automatically to the exhaustion of economically recoverable coal reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.

As of December 31, 2018 and 2017, property, plant and equipment includes gross assets under capital lease of $11,919 and $625, respectively. Accumulated amortization for capital leases was $3,529 and $473 at December 31, 2018 and 2017, respectively. Amortization expense for assets under capital leases approximated $3,227 and $95 for the years ended December 31, 2018 and 2017 respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.
NOTE 8—OTHER ACCRUED LIABILITIES:

	December 31, 2018	December 31, 2017
Subsidence Liability	$20,883	$22,430
Accrued Payroll and Benefits	2,693	3,219
Accrued Interest (Related Party)	1,767	824
Accrued Other Taxes	1,071	1,399
Equipment Lease Rental	515	2,906
Longwall Equipment Buyout	—	5,658
Other	1,925	5,069
Current Portion of Long-Term Liabilities:
Capital Leases	3,503	77
Workers' Compensation	1,554	1,381
Asset Retirement Obligations	1,202	881
Pneumoconiosis Benefits	165	195
Long-Term Disability	141	140
Total Other Accrued Liabilities	$35,419	$44,179
NOTE 9—LONG-TERM DEBT:

	December 31, 2018	December 31, 2017
Affiliated Company Credit Agreement (3.75% interest rate at December 31, 2018)	$163,000	$196,583

Total Long-Term Debt	$163,000	$196,583

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

The Partnership had available capacity under the Affiliated Company Credit Agreement of $112,000 and $78,417 as of December 31, 2018 and 2017, respectively. Interest on outstanding borrowings under the Affiliated Company Credit Agreement was accrued at a rate of 3.75% and 4.25% as of December 31, 2018 and 2017, respectively.

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

For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At December 31, 2018, the Partnership was in compliance with its debt covenants with the first lien gross leverage ratio was 1.40 to 1.00 and the total net leverage ratio was 1.39 to 1.00.
NOTE 10—LEASES:

We use various leased facilities and equipment in our operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payments as of December 31, 2018 are as follows:

	Capital Leases	Operating Leases
2019	$3,840	$5,657
2020	4,178	5,271
2021	1,052	5,068
2022	12	2,614
2023	9	899
Thereafter	—	1,661
Total Minimum Lease Payments	$9,091	$21,170
Less Amount Representing Interest	521
Present Value of Minimum Lease Payments	8,570
Less Amount Due in One Year	3,503
Total Long-Term Capital Lease Obligations	$5,067

Rental expense related to operating leases approximated $11,323 and $16,766 during the years ended December 31, 2018 and 2017, respectively.
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Affiliated Company Credit Agreement - Related Party	$163,000	$163,000	$196,583	$196,583
The Partnership’s debt obligations are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.
NOTE 12—ASSET RETIREMENT OBLIGATIONS:

	December 31, 2018	December 31, 2017
Balance at Beginning of Period	$10,496	$9,937
Accretion Expense	813	774
Payments	(50)	(209)
Revisions in Estimated Cash Flows	(282)	(6)
Balance at End of Period	$10,977	$10,496
NOTE 13—COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION:

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

The Partnership is also contractually required to compensate individuals who sustain employment related physical injuries or some types of occupational diseases and, on some occasions, for our portion of costs of their rehabilitation. Workers’ compensation laws will also compensate survivors of workers who suffer employment-related deaths. Workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. The Partnership primarily provides for our portion of these claims through a self-insurance program. The Partnership recognizes an actuarial present value for our portion of the estimated workers’ compensation obligation calculated by independent actuaries. The calculation is based on claims filed and an estimate of claims incurred, but not yet reported, as well as various assumptions. The assumptions include discount rate, future healthcare trend rate, benefit duration and recurrence of injuries. Actuarial gains associated with workers’ compensation have resulted from discount rate changes, several years of favorable claims experience, various favorable state legislation changes and overall lower incident rates than our assumptions.

	CWP		Workers’ Compensation
	December 31,		December 31,
	2018	2017	2018	2017
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$4,028	$2,113	$4,785	$4,385
State Administrative Fees and Insurance Bond Premiums	—	—	90	243
Service Cost	1,489	1,131	1,464	1,225
Interest Cost	144	72	139	130
Actuarial (Gain) Loss	(1,050)	780	(355)	196
Benefits and Fees Paid	(186)	(68)	(1,601)	(1,394)
Benefit Obligation at End of Period	$4,425	$4,028	$4,522	$4,785

Current Assets	$—	$—	$151	$—
Current Liabilities	(165)	(195)	(1,554)	(1,381)
Noncurrent Liabilities	(4,260)	(3,833)	(3,119)	(3,404)
Net Obligation Recognized	$(4,425)	$(4,028)	$(4,522)	$(4,785)

Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net Actuarial Gain	$8,215	$7,187	$3,515	$3,165
Net Amount Recognized	$8,215	$7,187	$3,515	$3,165

The components of the net periodic cost are as follows:

	CWP		Workers’ Compensation
	For the Years Ended December 31,		For the Years Ended December 31,
	2018	2017	2018	2017
Service Cost	$1,489	$1,131	$1,464	$1,225
Interest Cost	144	72	139	130
Recognized Net Actuarial Gain	(21)	(135)	(4)	(33)
State Administrative Fees and Insurance Bond Premiums	—	—	90	243
Net Periodic Benefit Cost	$1,612	$1,068	$1,689	$1,565

Amounts that are currently included in accumulated other comprehensive (loss) income are $(25) and $49 for CWP benefits and workers’ compensation benefits, respectively, that are expected to be recognized in 2019 net periodic benefit costs:

Assumptions:
The weighted-average discount rates used to determine benefit obligations and net periodic cost (benefit) are as follows:

	CWP		Workers’ Compensation
	For the Years Ended		For the Years Ended
	December 31,		December 31,
	2018	2017	2018	2017
Benefit Obligations	4.42%	3.75%	4.26%	3.57%
Net Periodic Cost (Benefit)	3.75%	4.40%	3.57%	4.05%

Assumed discount rates have a significant effect on the amounts reported for both CWP benefits and Workers’ Compensation costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
CWP Costs (Decrease) Increase	$(82)	$88
Workers’ Compensation Costs Increase (Decrease)	$38	$(40)

Cash Flows:

The Partnership does not intend to make contributions to the CWP or Workers’ Compensation plans in 2019. We intend to pay benefit claims as they become due.

The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers’ Compensation
	CWP	Total	Actuarial	Other
	Benefits	Benefits	Benefits	Benefits
2019	$165	$1,659	$1,403	$256
2020	139	2,404	2,142	262
2021	153	2,431	2,162	269
2022	172	2,460	2,185	275
2023	200	2,495	2,213	282
Year 2024-2028	1,606	13,103	11,582	1,521
NOTE 14—OTHER BENEFIT PLANS:
Pension:
The Partnership is contractually obligated to fund 25% of CPCC’s portion of employees, which provide mining services to the Partnership, that participate in the CONSOL Energy Inc. Employee Retirement Plan (the “Plan”). In connection with the separation, the sponsorship of the CONSOL Energy Inc. Employee Retirement Plan (the “Pension Plan”) was transferred to CONSOL Energy. The Pension Plan is a non-contributory defined benefit retirement plan covering substantially all full-time non-represented employees. Effective December 31, 2015, the Plan was frozen for all remaining participants in the Plan. The benefits for the Plan are based primarily on years of service and employees’ pay. The costs of these benefits during the years ended December 31, 2018 and 2017 were $258 and $884, respectively. These costs are reflected in Operating and Other Costs in the Consolidated Statements of Operations.
Investment Plan:
The Partnership is contractually obligated to fund 25% of CPCC’s portion of our former sponsor’s investment plan through August 31, 2017 and 25% of CPCC’s portion of the CPCC’s investment plan (the “CPCC 401k plan”) beginning September 1, 2017. Eligible employees of CPCC began participation in the CPCC 401k plan on September 1, 2017, which was the inception date of the CPCC 401k Plan. Both the 401k plan of our former sponsor and the CPCC 401k plans are available to most employees and include company matching of 6% of eligible compensation contributed by eligible employees of CPCC. Total payments and costs were $4,795 and $2,389 for the years ended December 31, 2018 and 2017, respectively. These costs are reflected in Operating and Other Costs in the Consolidated Statements of Operations.

The Plan also provides for discretionary contributions ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the Plan). For the year ended December 31, 2018, $2,330 was accrued as a discretionary contribution under this plan and was paid into employees accounts in the first quarter of 2019. There were no such discretionary contributions made for the year ended December 31, 2017. These costs are reflected in Operating and Other Costs in the Consolidated Statements of Operations and recorded in Accounts Payable on the Consolidated Balance Sheet.

Long-Term Disability:
The Partnership is contractually obligated for its portion of a Long-Term Disability Plan available to all eligible full-time salaried employees of CPCC. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Years Ended
	December 31, 2018	December 31, 2017
Benefit costs	$119	$41
Discount rate assumption used to determine net periodic benefit costs	3.22%	3.43%
Long-Term Disability-related liabilities are included in Other Liabilities-Other and Other Accrued Liabilities on the Consolidated Balance Sheets and amounted to $413 and $494 at December 31, 2018 and 2017, respectively.
NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION:

As of December 31, 2018 and 2017, the Partnership purchased goods and services related to capital projects in the amount of $467 and $878, respectively, that are included in accounts payable.

During the year ended December 31, 2018, the Partnership terminated two operating leases on its longwall shields, and refinanced these as capital leases in the amount of $11,495.
For the years ended December 31, 2018 and 2017, the Partnership paid interest expense, net of capitalized interest, of $5,709 and $7,864, respectively.
NOTE 16—CONCENTRATION OF CREDIT RISK:

The Partnership primarily markets thermal coal principally to electric utilities in the eastern United States. Substantially all revenues were generated from sales based in the United States for the years ended December 31, 2018 and 2017. We have contractual relationships with certain coal exporters who distribute coal to international markets. For the years ended December 31, 2018 and 2017, approximately 29% and 31% of our coal revenues were derived from these exporters, in which our coal was intended to be shipped to Asia, Europe, South America and Africa.

For the year ended December 31, 2018, we derived greater than 10% of our total coal sales revenue from three customers. For the year ended December 31, 2017, we derived greater than 10% of our total coal sales revenue from two customers.
NOTE 17—COMMITMENTS AND CONTINGENT LIABILITIES:

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

At December 31, 2018, the Partnership was contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $83,324. The instruments are comprised of $301 of letters of credit expiring in the next three years, $73,569 of environmental surety bonds expiring within the next three years and $9,454 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

NOTE 18—RECEIVABLES FINANCING AGREEMENT

On November 30, 2017, (i) CONSOL Marine Terminals LLC, formerly known as CNX Marine Terminals LLC, as an originator of receivables, (ii) CPCC, as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”). Concurrently, (i) CONSOL Thermal Holdings, as sub-originator, and (ii) CPCC, as buyer and as initial servicer of the receivables for itself and CONSOL Thermal Holdings, entered into a Sub-Originator Agreement (the “Sub-Originator PSA”). In addition, on that date, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CPCC, as initial servicer, (iii) PNC, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub- Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). On August 30, 2018, the Securitization was amended, among other things, to extend the scheduled termination date to August 30, 2021.

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

As of December 31, 2018, the Partnership, through CONSOL Thermal Holdings, sold $21,871 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
NOTE 19—RELATED PARTY:

CONSOL Energy

The Partnership, prior to the separation, entered into several agreements with our sponsor and its affiliates, including an omnibus agreement. On September 30, 2016, in connection with the First Drop Down, we and the other parties to the omnibus agreement entered into a First Amended and Restated Omnibus Agreement. On November 28, 2017, in connection with the separation, the general partner, the Partnership, our former sponsor, CONSOL Energy and certain of its subsidiaries entered into the First Amendment to the First Amended and Restated Omnibus Agreement to add CONSOL Energy as a party to the omnibus agreement, eliminate the right-of-first offer to the Partnership for the 75% of the Pennsylvania Mining Complex not owned by the Partnership, effect an assignment of all our former sponsor’s rights and obligations to CONSOL Energy and remove our former sponsor as a party to the agreement and, except with respect to our former sponsor’s obligations under

Article II of the omnibus agreement, eliminate all of our former sponsor’s obligations under the omnibus agreement and make certain adjustments to the indemnification obligations of the parties.

Charges for services from CONSOL Energy include the following:

	For the Years Ended December 31,
	2018	2017
Operating and Other Costs	$2,918	$3,503
Selling, General and Administrative Expenses	8,300	3,109
Total Services from CONSOL Energy	$11,218	$6,612

For the year ended December 31, 2018, $7,709 of interest was incurred under the Affiliated Company Credit Agreement, of which $6,667 is included in Interest Expense in the Consolidated Statements of Operations and $1,042 was capitalized and included in Property, Plant and Equipment on the Consolidated Balance Sheets. For the year ended December 31, 2017, $746 of interest was incurred under the Affiliated Company Credit Agreement and is included in Interest Expense in the Consolidated Statements of Operations. Interest is calculated based upon a fixed rate, determined quarterly, depending on the total net leverage ratio. For the years ended December 31, 2018 and 2017, the average interest rate was 3.97% and 4.25%, respectively. See Note 9 - Long-Term Debt for more information.

At December 31, 2018 and December 31, 2017, the Partnership had a net payable to CONSOL Energy in the amount of $3,831 and $3,071, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

In July 2018, CONSOL Energy's Board of Directors approved an expansion of its stock and debt repurchase program. The program expansion allows CONSOL Energy to use up to $25 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market. The repurchase program does not obligate CONSOL Energy to repurchase any dollar amount or number of common units and CONSOL Energy's Board of Directors may modify, suspend or discontinue its authorization of the program at any time. During the year ended December 31, 2018, 167,958 common units were repurchased at an average price of $18.33 per unit.
NOTE 20—LONG-TERM INCENTIVE PLAN:

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

The LTIP limits the number of units that may be delivered pursuant to vested awards to 2,300,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards. The Partnership recognizes forfeitures as they occur.

The general partner has granted equity-based phantom units that vest over a period of a recipient’s continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership modified certain employees’ phantom awards to eliminate the service requirement, resulting in $40 and $1,686 of incremental compensation cost for the years ended December 31, 2018 and 2017, respectively. The Partnership recognized $1,842 and $5,873 of compensation expense for the years ended December 31, 2018 and 2017, respectively, which is included in Selling, General and Administrative Expense in the Consolidated Statements of Operations. As of December 31, 2018, there is $1,305 of unearned compensation that will vest over a weighted average period of 1.03 years. The total fair value of phantom units vested during the years ended December 31, 2018 and 2017 was $2,508 and $4,098, respectively. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2017	401,409	$14.87
Granted	18,807	$15.95
Vested	(179,281)	$13.99
Forfeited	(17,259)	$14.81
Nonvested at December 31, 2018	223,676	$15.67
NOTE 21—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND FINANCE SUBSIDIARY OF POSSIBLE FUTURE PUBLIC DEBT:

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
NOTE 22—SUBSEQUENT EVENTS:

On January 24, 2019, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the quarter ended December 31, 2018 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on February 15, 2019 to the unitholders of record at the close of business on February 7, 2019.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018.

This annual report on Form 10-K for the fiscal year ended December 31, 2018 does not include an attestation report of the Partnership’s independent accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF GENERAL PARTNER

We are managed and operated by the directors and executive officers of our general partner, CONSOL Coal Resources GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. CONSOL Energy owns all of the membership interests in our general partner and has the right to appoint the entire board of directors of our general partner, including our independent directors. Our unitholders are not entitled to nominate candidates for, or elect the directors of our general partner’s board of directors or to directly or indirectly participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

Our general partner has seven directors of which three, Messrs. Greenwood, Sandman and Wallace, have been determined by our board to be independent as defined under the independence standards established by the New York Stock Exchange (“NYSE”) and the Exchange Act. NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of its general partner.

The following table presents information for the board of directors and executive officers of CONSOL Coal Resources GP LLC as of December 31, 2018. In evaluating director candidates, CONSOL Energy will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of our board of directors to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board of directors of our general partner to fulfill their duties. Directors hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors.

Name	Age	Position with Our General Partner
James A. Brock	62	Chairman of the Board and Chief Executive Officer
David M. Khani	55	Director and Chief Financial Officer
John Rothka	41	Chief Accounting Officer
Martha A. Wiegand	48	General Counsel and Secretary
Michael L. Greenwood	63	Director and Member of the Audit* and Conflicts Committee
Deborah J. Lackovic	46	Director
Kurt R. Salvatori	49	Director
Dan D. Sandman	70	Director and Member of Audit and Conflicts Committee
Jeffrey L. Wallace	62	Director and Member of Audit and Conflicts* Committees
*Indicates Chair of Committee
James A. Brock was appointed Chief Executive Officer and a director of our general partner effective March 16, 2015. Mr. Brock also serves as President and Chief Operating Officer of CONSOL Energy. He has held the Chief Executive Officer position at CONSOL Energy since July 11, 2017 and he assumed the responsibility of President of CONSOL Energy on December 2, 2017. From December 10, 2010 to November 28, 2017, Mr. Brock served as the Chief Operating Officer - Coal of CNX. Prior to this appointment, he served as Senior Vice President-Northern Appalachia-West Virginia Operations of CNX from 2007 to 2010. From 2006 to 2007, Mr. Brock served as Vice President-Operations. Mr. Brock began his career with CNX in 1979 at the Matthews Mine and since then has served at various locations in many positions including Section Foreman, Mine Longwall Coordinator, General Mine Foreman and Superintendent. Since 2018, Mr. Brock has served on the board of directors of each of the National Coal Council and the American Coalition for Clean Coal Electricity. We believe Mr. Brock’s extensive knowledge of our industry and our operations gained during his decades of service with CNX and later CONSOL Energy in positions of increasing responsibility in its coal operations provide the board of directors of our general partner with valuable experience and critical insight into our business and operations.
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
John Rothka was appointed Chief Accounting Officer of our general partner effective August 2, 2017. Prior to that, Mr. Rothka served as the Controller of our general partner from July 2015. Mr. Rothka was part of CNX’s Accounting Department from September 2005 to July 2015, where he served in positions of increasing responsibility, and was promoted to Senior Manager in February 2012, which position he held until July 2015. Prior to joining CNX, Mr. Rothka began his professional career at the accounting firm of Aronson LLC from September 1999 to November 2002 before joining Deloitte from November 2002 to September 2005, where he held several positions of increasing responsibilities in the audit and assurance groups.
Martha A. Wiegand was appointed General Counsel and Secretary of our general partner effective March 16, 2015. Ms. Wiegand also serves as General Counsel and Secretary of CONSOL Energy, a position that she has held since July 11, 2017 and where she is responsible for a variety of legal matters, including coal marketing and transportation, labor and employment, financing arrangements and certain corporate transactions. Prior to the separation, Ms. Wiegand was also Associate General Counsel of our former sponsor, having joined its Legal Department in December 2008 as Senior Counsel and having been promoted to Associate General Counsel effective in 2012. Prior thereto, Ms. Wiegand worked for approximately 10 years for several large Pittsburgh-based law firms, where she handled financing and corporate transactions for clients in the banking and energy industries, among others. She is licensed to practice law in Pennsylvania and New Jersey and a member of the American Bar Association, the Pennsylvania Bar Association and the Energy & Mineral Law Foundation.
Michael L. Greenwood became a member of the board of directors of our general partner on July 1, 2015. Mr. Greenwood is Managing Director of Carnegie Capital LLC (2004 - present), a private financial advisory firm providing corporate and private equity clients investment banking assistance with acquisitions, divestitures and debt and equity capital fundings. From 2002 to 2004, Mr. Greenwood was Vice President-Finance and Treasurer of Energy Transfer Partners, L.P., a diversified energy company, and Chief Financial Officer and Treasurer of its predecessor, Heritage Propane Partners, L.P. From 1994 to 2002, he was Chief Financial Officer and Treasurer of Alliance Resource Partners, L.P., a producer and marketer of coal to major utilities. Prior to his career at Alliance Resource Partners, Mr. Greenwood held a number of financial positions in the energy industry with Mapco Inc., Penn Central Corporation and The Williams Companies. Additionally, Mr. Greenwood previously served on the boards of Hiland Partners, LP, Libra Natural Resources plc, Global Power Equipment Group Inc., Hiland Holdings GP and International Resource Partners GP. He also serves as a trustee of the Oklahoma State University Foundation and as a director of the OSU Research Foundation. Mr. Greenwood’s previous experience with public master limited partnerships and the coal industry, as well as his expertise in financial matters, provide him with the necessary skills to be a member of the board of directors of our general partner.
Deborah J. Lackovic became a member of the board of directors of our general partner on November 28, 2017. Ms. Lackovic currently serves as the Director of Benefits of CONSOL Energy. From January 2005 to November 28, 2017, Ms. Lackovic served in various supervisory roles of increasing responsibility within human resources at CNX (most recently as the General Manager of Compensation and Benefits, a position she held from December 2012 until being promoted to Director of Benefits in September 2017). She joined CNX’s Accounting Department in May 1996, where she served in positions of increasing responsibility and was promoted to Manager Financial Reporting in June 2002, a position she served in until December 2004. Prior to joining CNX, Ms. Lackovic worked at Deloitte from September 1994 to April 1996. We believe Ms. Lackovic’s extensive knowledge of our industry and her depth of experience managing human resources and benefit and retirement plans in the coal industry gained during her years of service with CNX and later CONSOL Energy provide the board of directors of our general partner with valuable experience.
Kurt R. Salvatori became a member of the board of directors of our general partner on November 28, 2017. Mr. Salvatori currently serves as the Chief Administrative Officer of CONSOL Energy, a position he has held since July 11, 2017. Mr. Salvatori has served as Vice President of Administration of CONSOL Pennsylvania Coal Company since January 1, 2017. Previously, Mr. Salvatori served as Vice President of Shared Services for CNX from 2016 to January 2017, and prior to that as Vice President of Human Resources from September 2011 to June 2016. Mr. Salvatori joined CNX in April 1992 and held numerous positions at CNX and CNX Gas Corporation, including Director of Human Resources from April 2006 to September 2011, Manager of Human Resources from January 2005 to April 2006, and Supervisor of Retirement and Investment Plans from April 2002 to January 2005. We believe Mr. Salvatori brings extensive knowledge of our industry to the board of the general partner and his broad knowledge of various executive compensation, human resources, labor and employment and other administrative oversight issues specific to the coal industry gained during his years of service with CNX and later CONSOL Energy provide the board of directors of our general partner with a valuable perspective and experience.
Dan D. Sandman became a member of the board of directors of our general partner on February 8, 2017. Mr. Sandman is an adjunct professor at The Ohio State University Moritz College of Law, where he has taught corporate governance law since 2007. Mr. Sandman also serves on the board of directors as lead independent director and audit committee of MPLX GP LLC, the general partner of MPLX LP, a publicly traded master limited partnership engaged in the gathering, processing and transportation of natural gas, liquids, oil and refined petroleum products.  He has also served on the board of directors of Roppe Corporation, a privately held company, since 1987. Additionally, Mr. Sandman serves on the boards of directors of the Carnegie Science Center, the Carnegie Hero Commission and Grove City College. From 2002 to 2007, Mr. Sandman served as vice chairman of the board of directors and chief legal & administrative officer of United States Steel, until his retirement. Prior to his career with United States Steel, Mr. Sandman held a number of legal positions, including general counsel, with Marathon Oil Company, and subsequently served as general counsel and secretary of USX Corporation, a holding company that owned Marathon Oil and United States Steel. Mr. Sandman graduated with a bachelor's degree from The Ohio State University and a juris doctor degree from The Ohio State University College of Law. Mr. Sandman’s extensive strategic, corporate governance and legal experience working with publicly traded companies including energy companies and master limited partnerships, as well as his skills, knowledge and experience in the areas of transactional law, regulatory compliance, ethics and risk management matters, provide the board of directors with valuable experience.
Jeffrey L. Wallace became a member of the board of directors of our general partner on July 1, 2015. Mr. Wallace was the Vice President of Fuel Services (2006 to 2015) of Southern Company Generation, the generation subsidiary of The Southern Company, an electric utility serving 4.2 million customers in the southeast United States, with more than 40,000 megawatts of generating capacity. In that role, Mr. Wallace was responsible for managing the $7 billion annual fuel planning, procurement and delivery program for 85 power plants. Prior to that position, he was Vice President of Planning and Utility Relations at Georgia Power, a Southern Company subsidiary. He joined the company in 1978, working in accounting and budgeting, resource management and customer service, among other areas, since that time. Mr. Wallace is a graduate of the University of Georgia with degree in accounting and he earned his MBA in finance from Georgia State University. He also has an Executive MBA from Harvard Business School. Mr. Wallace has served on the boards of directors of the Boy Scouts of America (Atlanta Area Council), the South Fulton Chamber of Commerce, the American Coal Council, the National Coal Council and the Rail Energy Transportation Advisory Committee to the Surface Transportation Board. Mr. Wallace’s experience with electric utilities and the coal industry, as well as his expertise in financial matters, provide him with the necessary skills to be a member of the board of directors of our general partner.
Board Leadership Structure
The board of directors of our general partner has no policy with respect to the separation of the offices of chairman of the board of directors and chief executive officer. Instead, that relationship is defined and governed by the amended and restated limited liability company agreement of our general partner, which permits the same person to hold both offices. Directors of the board of directors of our general partner are designated or appointed by CONSOL Energy. Currently, the CEO of the general partner is the chairman of the board of directors of the general partner.
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

The audit committee consists of Messrs. Greenwood (Chairman), Sandman and Wallace. Each member of the audit committee satisfies the independence requirements established by NYSE and the Exchange Act and is financially literate.  In addition, the board of directors of our general partner has determined that each member of the audit committee qualifies as an “audit committee financial expert” as such term is defined under the SEC’s regulations. This designation is a disclosure requirement of the SEC related to each audit committee member's experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose upon the audit committee members any duties, obligations or liabilities that are greater than those generally imposed on them as members of the audit committee and the board of directors of our general partner.  As audit committee financial experts, each member of the audit committee also has the accounting or related financial management expertise required by NYSE rules.

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

Code of Conduct and Code of Ethics

Our general partner has adopted a code of business conduct and ethics applicable to all of its directors, officers, employees and other personnel and to our subsidiaries, as well as to suppliers, vendors, agents, contractors and consultants. The code of business conduct and ethics, along with our corporate governance guidelines and audit committee charter, are posted on our website, www.ccrlp.com. You may also obtain a copy by contacting Martha A. Wiegand, General Counsel and Secretary, CONSOL Coal Resources LP, 1000 CONSOL Energy Drive, Suite 100, Canonsburg PA 15317. We intend to satisfy our disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of business conduct and ethics by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, “Insiders”) to file with the SEC initial reports of ownership and reports of changes in ownership of such equity securities. Insiders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of forms furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements under Rule 16(a) with respect to transactions in our equity securities during 2018, except for: (i) a late filing on Form 4 for one transaction related to vesting of an equity award for each of Messrs. Wallace, Greenwood and Sandman, which was one day late due to administrative error and (ii) a late filing on Form 4 by CONSOL Energy related to the purchase of CCR common units, which was one day late due to administrative error.
ITEM 11.    EXECUTIVE COMPENSATION
Compensation of Our Officers and Directors

We are currently considered an emerging growth company and a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with these rules, we are permitted to provide reduced disclosure about executive compensation arrangements.

The Compensation Discussion and Analysis and Executive Compensation sections of CONSOL Energy’s Proxy 2019 Statement will include a full discussion of the compensation policies and programs in which our named executive officers participated in 2018. CONSOL Energy’s Proxy Statement will be available upon its filing on the SEC’s website at http://www.sec.gov and on CONSOL Energy’s website at http://www.consolenergy.com.
Executive Compensation, Relationship to Our Sponsor
During 2018, the executive officers of our general partner were employed and compensated entirely by our sponsor or its affiliates (other than our general partner).
As discussed further below, such compensation included base salaries, annual incentive awards and equity grants from our sponsor. The executive officers of our general partner also participate in employee benefit plans and arrangements maintained by our sponsor and its affiliates, including plans that may be established in the future.

Reimbursement to our Sponsor for Compensation Paid
We are a party to an omnibus agreement with our sponsor under which we agreed to reimburse our sponsor on a monthly basis for compensation related expenses (including salary, bonus, incentive compensation and other amounts) attributable to the portion of an executive’s compensation that is allocable to our general partner. Prior to the separation and distribution of our sponsor the executive officers of our general partner devoted approximately 100% of their overall professional working time to the business and affairs of the Pennsylvania Mining Complex (on a 100% basis). Since the separation our general partner and our sponsor have had the same executive officers. Their time is split between our general partner's and our sponsor's business and affairs, including the business and affairs of the Pennsylvania Mining Complex. As a result of our 25% undivided interest in the Pennsylvania Mining Complex, we reimburse our sponsor for approximately 25% of the total compensation related expenses (including salary, bonus, incentive compensation and other amounts) incurred by our sponsor and attributable to our executive officers’ compensation. The total reimbursable compensation related expenses attributable to each of Mr. Brock, Mr. Khani, and Ms. Wiegand for the year ended December 31, 2018 was approximately $295,301, $285,870 and $109,219, respectively, and the total reimbursable compensation related expenses attributable to each of Mr. Brock, Mr. Khani, and Ms. Wiegand for the year ended December 31, 2017 was approximately $238,214, $73,750 and $80,858, respectively.
Summary Compensation Table
The following summarizes the total compensation earned by the named executive officers of our general partner during 2018 and other years indicated, including all compensation related expenses disclosed above, which were paid entirely by our sponsor (or an affiliate of our sponsor):

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards	Non-Equity Incentive Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	SEC Total
James A. Brock*	2018	$641,163	$—	$2,438,915	$—	$1,430,000	$—	$46,000	$4,556,078
President and Chief Executive Officer	2017	$419,855	$—	$2,138,000	$—	$540,042	$417,165	$891,572	$4,406,634
David M. Khani*	2018	$530,566	$—	$2,770,188	$—	$739,078	$52,599	$52,814	$4,145,245
Chief Financial Officer	2017	$530,068	$150,000	$3,197,692	$—	$612,915	$99,402	$29,200	$4,619,277
Martha A. Wiegand	2018	$297,500	$—	$133,980	$—	$300,000	$18,866	$47,788	$798,134
General Counsel and Secretary	2017	$234,231	$200,000	$300,000	$—	$139,379	$21,814	$104,312	$999,736
* Messrs. Brock and Khani also serve as members of the board of directors of our general partner. They do not receive any additional compensation for this service.

(1)
The amounts in this column represent base salaries before compensation reduction under any CONSOL Energy or affiliated company qualified retirement and/or 401(k) savings plan in effect during 2018 and 2017.

(2)	No discretionary cash awards were paid to any of our named executive officers during 2018.
(3)
The values set forth in this column represent the aggregate grant date fair value of the service-based and performance-based restricted stock unit awards made by CONSOL Energy to each of our named executive officers during 2018. All amounts included have been computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair value of the stock awards are set forth in Note 20 to our consolidated financial statements, included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and Note 20 to the financial statements of CONSOL Energy included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018. For grants of restricted stock units, the fair value per share is equal to the closing price of CONSOL Energy’s common stock on the NYSE (under the ticker "CEIX") on the date of grant for awards made by CONSOL Energy. With respect to the performance-based restricted stock units (“PSUs”), the value is reported assuming the target level of performance is achieved. The value of the 2018 PSU awards to each named executive officer assuming the maximum level of performance is achieved would be $4,877,829 (Brock), $5,540,376 (Khani) and $267,960 (Wiegand).

(4)	The 2018 amounts shown in this column represent cash payments made to the named executive officers under the CONSOL Energy 2018 Short Term Incentive (STIC).
(5)
Amounts in this column reflect the actuarial increase in the present value of each named executive officer’s benefit under the CONSOL Energy Employee Retirement Plan, the CONSOL Energy Retirement Restoration Plan, the CONSOL Energy Supplemental Retirement Plan and the CONSOL Energy New Restoration Plan between December 31, 2017 and December 31, 2018. These amounts were determined using the interest rate and mortality assumptions set forth in our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Zero is shown for Mr. Brock for 2018 because the actual change in pension value was a decrease in the amount of $57,808.

(6)	The amounts shown in this column for 2018 are derived as follows:

Category	Brock	Khani	Wiegand
401(k) Plan Contributions (a)	$16,500	$16,500	$16,500
Vehicle Allowance (b)	$13,000	$13,000	$13,000
Executive Health Physical (c)	$0	$1,656	$1,788
Business and Country Club Dues (d)	$0	$5,158	$0
Discretionary Contribution to 401(k) (e)	$16,500	$16,500	$16,500

(a) Annual employer matching contributions to the 401(k) plan
(b) Vehicle allowance/Company vehicle
(c) Executive health physical
(d) Business and Country Club Dues
(e) Discretionary Contribution made by CONSOL under its 401(k) plan

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure

General

As noted above, during 2018, the named executive officers of our general partner are employed and compensated by our sponsor or its affiliates (other than our general partner). Because the executive officers of our general partner are employed by our sponsor or its affiliates, compensation of the executive officers is set and paid by our sponsor and its affiliates. The executive officers of our general partner also participate in employee benefit plans and arrangements sponsored by our sponsor and its affiliates, including plans that may be established in the future.
Our sponsor provides compensation to the executive officers in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution and defined benefit retirement plans.

Elements of Compensation

The following sets forth a more detailed explanation of the elements of the compensation programs as they relate to Mr. Brock, Mr. Khani, and Ms. Wiegand in 2018 and 2017:
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
Annual Cash Incentives. Our sponsor’s annual cash incentive program (STIC) provides participants with an opportunity to earn performance based annual cash bonus awards. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s base salary as described in the chart below. In 2018, our sponsor designed a short-term incentive arrangement (the “2018 “STIC”) under which an annual cash incentive award would be earned subject to the sponsor’s successful achievement of performance goals related to Operating Margin and Free Cash Flow, equally weighted, but subject to modification influenced by each executive officer’s contribution towards achieving environmental and safety initiatives. 2018 STIC awards include a threshold, target and maximum performance levels. If actual performance against the threshold level of performance is not achieved, then no cash payment will be made. The maximum performance possible (for outstanding performance) is 200%.
Long-Term Equity-Based Compensation Award. Our sponsor’s long-term equity-based compensation program (LTIC) for 2018 included equity awards for each of our executive officers to be delivered in the form of 60% performance-based restricted stock units (PSUs) and 40% service-based restricted stock units (RSUs). The PSUs vest ratably over a period of three years, but only to the extent that pre-established performance metrics related to relative total stockholder return and cash flow are achieved. The PSUs include threshold, target and maximum performance levels. If actual performance against the threshold level of performance is not achieved, then no payout will be made. The maximum performance possible (for outstanding performance) is 200% of target performance. The RSUs vest ratably over a period of three years. Target long-term levels for the 2018 long-term equity awards are established at the beginning of each year and are based on a percentage of the executive’s base salary as described in the chart below.
For 2018, our executive officers had the following targets for the STIC and LTIC:

Name of Executive	Base Salary	Target 2018 STIC	Target 2018 LTIC
Mr. Brock	$650,000	110%	350%
Mr. Khani	$530,566	70%	487%
Ms. Wiegand	$300,000	50%	42%
Payout of Prior Long-Term Equity Awards
2016-2020 PSU Grants and Payout. In January 2016, Messrs. Brock and Khani were granted PSUs by our former sponsor (which were converted into CONSOL Energy awards under the employee matters agreement executed as part of the separation) that vest, if earned, ratably over a five-year period (January 1, 2016 through December 31, 2020) based on Absolute Stock Price and Relative TSR compared to the S&P 500.

Named Executive Officer	2018 PSU Tranche (at target)	Target Payout (%)	Payout Amounts (# of shares)
James A. Brock, President and Chief Executive Officer	9,960	200%	19,920
David Khani, Chief Financial Officer	19,920	200%	39,840
2017-2021 PSU Grant Payout. In January 2017, Mr. Khani was granted PSUs by our former sponsor (which were converted into CONSOL Energy awards under the EMA as a result of the separation) that vest, if earned, ratably over a five-year period (January 1, 2017 through December 31, 2021) based on Absolute Stock Price and Relative TSR compared to the S&P 500. This PSU award provides for a catch-up payout at target for missed years if the Absolute Stock Price portion is achieved at target performance or greater at the end of a future period.

Named Executive Officer	2018 PSU Tranche (at target) and 2017 PSU Tranche 50% lookback at target)	Target Payout (%)	Payout Amounts (# of shares)
David Khani, Chief Financial Officer	12,063	134%	16,164
	6,031	100%	6,031
2018 - 2020 PSU Grants and Payout. In February 2018, Messrs. Brock and Khani were granted PSUs by CONSOL Energy that vest, if earned, ratably over a three-year period (January 1, 2018 through December 31, 2020) based on Free Cash Flow and Relative TSR compared to the Metals and Mining Index.

Named Executive Officer	2018 PSU Tranche (at target)	Target Payout (%)	Payout Amounts (# of shares)
James A. Brock, President and Chief Executive Officer	14,361	200%	28,722
David Khani, Chief Financial Officer	16,312	200%	32,624
Martha Wiegand, General Counsel	788	200%	1,576
CONSOL Energy Outstanding Equity Awards at December 31, 2018
Our executive officers received and continue to receive equity or equity-based awards under our sponsor's equity compensation program. Our named executive officers did not receive any grants of awards under the CNX Coal Resources LP 2015 Long-Term Incentive Plan in 2018. The following table provides additional information about our executive officers’ outstanding equity awards in CONSOL Energy as of December 31, 2018.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (8)
James A. Brock, Chief Executive Officer					45,491 28,722 19,920	(9) (5) (7)	$1,442,520 $910,775 $631,633	68,566 (10)	$2,174,228
David Khani, Chief Financial Officer					69,996 14,296 39,840 18,094 32,624	(1) (2) (7) (6) (5)	$2,219,573 $453,326 $1,263,326 $573,761 $1,034,507	160,555 (4)	$5,091,199
Martha A. Wiegand, General Counsel & Secretary					6,049 1,576	(9) (5)	$191,814 $49,975	1,579 (11)	$50,071

(1)	RSUs granted on January 31, 2017, December 12, 2017 and February 6, 2018 and vest in three equal installments (subject to rounding) beginning on the first anniversary of the grant date.
(2)	RSU’s granted on January 31, 2014, which, subject to continued employment, vest in one lump sum on the fifth anniversary of the grant date.
(3)	The market value for the RSUs was determined by multiplying the closing market price for CONSOL Energy common stock on December 31, 2018 ($31.71) by the number of shares underlying the RSU awards.
(4)
This column shows the number of unvested PSUs as of December 31, 2018. The performance period for the PSUs granted in 2016 is January 2016 through December 2020, vesting one-fifth per year, for the PSUs granted in 2017 is January 2017 through December 2021, vesting one-fifth per year and for the PSUs granted in 2018 is January 2018 through December 2021, vesting one-third per year. The amounts presented for the 2017 and 2018 PSU awards are based on achieving the target level and for the 2016 at maximum level. The 2016 and 2017 PSU provide for a catch up payout at target for missed years if the Absolute Stock Price portion of the award is achieved at target performance or greater at the end of a future period.

(5)	The performance period for the 2018 tranche of the 2018 PSU awards was January 1, 2018 through December 31, 2018. The amounts are based on actual results for the period.
(6)
The performance period for the 2018 tranche of the 2017 PSU awards was January 1, 2018 through December 31, 2018, plus the look-back for the 2017 tranche based on year end results. The amounts are based on actual results for the period.

(7)	The performance period for the 2018 tranche of the 2016 PSU awards was January 1, 2018 through December 31, 2018. The amounts are based on actual results for the period.
(8)	The market value for the PSUs was determined by multiplying the closing market price for CONSOL Energy common stock on December 31, 2018 ($31.71) by the number of shares underlying the RSU awards.
(9)	RSUs granted on December 12, 2017 and February 6, 2018 vest in three equal installments (subject to rounding) beginning on the first anniversary of the grant date.
(10)
This column shows the number of unvested PSUs as of December 31, 2018. The performance period for the PSUs granted in 2016 is January 2016 through December 2020, vesting one-fifth per year, and for the PSUs granted in 2018 is January 2018 through December 2021, vesting one-third per year. The amounts presented for the 2018 PSU awards are based on achieving the target level and for the 2016 at maximum level. The 2016 PSU provide for a catch up payout at target for missed years if the Absolute Stock Price portion of the award is achieved at target performance or greater at the end of a future period.

(11)
This column shows the number of unvested PSUs as of December 31, 2018. The performance period for the PSUs granted in 2018 is January 1, 2018 through December 31, 2021, vesting one-third per year. The amounts presented for the 2018 PSU awards are based on achieving the target level.

Retirement, Health, Welfare and Additional Benefits. CONSOL Energy employees are eligible to participate in a variety of employee benefit plans and programs, subject to the terms and eligibility requirements of those plans, which include a broad-based 401(k) savings plan, as well as a supplemental defined benefit retirement restoration plan that provides benefits to executive officers and key employees, including Mr. Brock, Mr. Khani, and Ms. Wiegand, in excess of IRS imposed limits under the broad-based 401(k) savings plan. CONSOL Energy also provides limited executive perquisites, which are described in the footnotes to the Summary Compensation Table for 2018.

Employee Retirement Plan (the “Pension Plan”)

CONSOL Energy maintains a pension plan that is a non-contributory defined benefit plan that pays retirement benefits based on years of service and compensation. The sponsorship of this plan was transferred from our former sponsor to CONSOL Energy in connection with the separation. It is a qualified plan, meaning that it is subject to a variety of IRS rules. These rules contain various requirements on coverage, funding, vesting and the amount of compensation that can be taken into account in calculating benefits. The Pension Plan has a fairly broad application across CONSOL Energy’s employee population and forms a part of the general retirement benefit program available to employees.

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

•
Calculation of Benefits: Pension benefits are based on an employee’s years of service and average monthly pay during the employee’s five highest-paid years. Average monthly pay for this purpose excludes compensation in excess of limits imposed by the Code. Prior to January 1, 2006, pension benefits were calculated based on the average monthly pay during the employee’s three highest-paid years and included annual amounts payable under CONSOL Energy’s STIC, again excluding compensation in excess of limits imposed by the Code.

•
Categories: The Pension Plan provides for various categories of retirement, including normal retirement, early retirement, separation retirement, and incapacity retirement, based upon years of service, age and certain other factors.

Supplemental Retirement Plan

CONSOL Energy established the CONSOL Energy Supplemental Retirement Plan on November 28, 2017 with respect to certain obligations it assumed related to current and former CNX coal business employees who participated in our former sponsor's supplemental retirement plan prior to November 28, 2017. The CONSOL Energy Supplemental Retirement Plan was designed primarily for the purpose of providing benefits for a select group of management and highly compensated employees of CONSOL Energy and its subsidiaries and is intended to qualify as a “top hat” plan under the Employee Retirement Income Security Act of 1974, as amended. The plan was frozen effective December 31, 2011 for current and future employees except for certain “excepted employees”. The accrued benefits for all members in the CONSOL Energy Supplemental Retirement Plan were frozen per the terms of the plan prior to the plan’s effective date of November 28, 2017.
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
New Restoration Plan

CONSOL Energy also established a New Restoration Plan on November 28, 2017 with respect to the obligations it assumed related to current and former CNX coal business employees who participated in our former sponsor's restoration plan (formerly known as the CONSOL Energy New Restoration Plan) prior to November 28, 2017. The New Restoration Plan is designed primarily for the purpose of providing benefits for a select group of management and highly compensated employees of CONSOL Energy and its subsidiaries and is intended to qualify as a “top hat” plan under the Employee Retirement Income Security Act of 1974, as amended.
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
Eligibility for benefits under the New Restoration Plan is determined each calendar year (the “Award Period”). Participants whose sum of annual base pay as of December 31 and amounts received under the STIC or other annual incentive program earned for services rendered by the participant during the Award Period exceed the compensation limits imposed by section 401(a)(17) of the Code (up to $275,000 for 2018) are eligible for benefits under the New Restoration Plan for the Award

Period. The amount of each eligible participant’s benefit under the plan is equal to 9% times annual base salary as of December 31 including amounts received under the STIC or other annual incentive program earned for services rendered by the participant during the Award Period less 6% times the lesser of annual base salary as of December 31 or the compensation limit imposed by the Code for the Award Period.

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
Severance and Change in Control Programs. CONSOL Energy has entered into change in control severance agreements with each of Mr. Brock, Mr. Khani and Ms. Wiegand which are described below.
Agreements between Our Executive Officers and CONSOL Energy

Our general partner’s officers have not entered into any agreements with us or our general partner or with CONSOL Energy specifically in relation to their services with us and our general partner. However, in relation to their employment with CONSOL Energy, each of Mr. Khani and Ms. Wiegand have entered into a severance and change in control (“CIC”) agreement with CONSOL Energy that became effective February 15, 2018. In addition, Mr. Brock entered into an individual employment agreement with CONSOL Energy that also became effective February 15, 2018. These agreements were developed and approved by CONSOL Energy in connection with a competitive review the company conducted relating to its overall compensation plans and programs. Generally, these agreements supersede the terms and conditions that were established by CIC agreements in place during 2017.

These agreements for Mr. Khani and Ms. Wiegand provide for both (i) non-CIC cash severance and (ii) CIC cash severance exclusively upon a termination of employment absent “cause,” subject to the following requirements. In the case of a “CIC scenario,” the agreement is “double trigger” and each executive is only entitled to cash severance if, following, or in connection with, a CIC the executive’s employment is terminated by CONSOL Energy absent “cause” or if the executive resigns due to constructive or good reason termination within ninety (90) day prior to the CIC or within two (2) years following the CIC. The agreements do not include any gross up feature arising from the excise tax payable on an excess parachute payment.
Under these agreements, Mr. Khani and Ms. Wiegand would be entitled to receive:
•a lump sum cash payment equal to a 1x multiple of base salary in a non-CIC involuntary termination of employment absent “cause”;
•a lump sum cash payment equal to a multiple of base salary plus a multiple of annual incentive pay) in an involuntary termination of employment or constructive (or good reason) termination related to a CIC absent “cause” (2.5x for Mr. Khani and 2x for Ms. Wiegand);
•a prorated payment of the executive’s annual incentive compensation for the year in which the termination occurs;
•accelerated vesting of any outstanding long-term incentive compensation upon the 2nd trigger related to a CIC termination event; provided, however, that any outstanding performance-based awards shall be settled at the greater or target or actual performance (if ascertainable at the CIC) and prorated for service to the date of the CIC;
•continued healthcare for eighteen (18) months;
•outplacement assistance in the form of a cash payment equal to $25,000;
•a cash payment equal to the total amount the executive would have received under the CONSOL Energy 401(k) plan assuming he or she continued employment for a period of eighteen (18) months; and
•a pension enhancement in the form a cash payment equivalent to the difference between the present value of the executive’s accrued benefit at his or her actual termination date under CONSOL Energy’s qualified defined benefit plan and the present value of the accrued benefit the executive would have received assuming he or she continued employment for eighteen (18) months.

The agreements also contain confidentiality, non-competition and non-solicitation obligations pursuant to which Mr. Khani and Ms. Wiegand have agreed not to compete with the business for two (2) years, or to solicit customers or employees for one (1) year following a termination of employment.
No payment or benefits are provided under these agreements unless the executive executes, and does not revoke, a written release of any and all claims (other than entitlements under the terms of the agreements or which may not be released under applicable law).
For purposes of these agreements, the following definitions apply:
“Cause” is defined as a determination by a majority of the board of directors of CONSOL Energy that the executive has
(a)engaged in gross negligence in the performance of his or her duties;
(b)been convicted of a plea of guilty or nolo contendere to a felony or any misdemeanor involving fraud, theft or embezzlement;
(c)failed or refused to perform his or her duties and responsibilities with the company (with an opportunity to cure);
(d)breached a material restrictive covenant relating to non-competition, non-solicitation or confidentiality;
(e)willfully violated any material provision of the company’s code of conduct; or
(f)willfully engaged in conduct demonstrably and materially injurious to the company.
“Change in control” generally means:
(a)an individual, entity or group acquires beneficial ownership of more than twenty-five (25) percent of the total fair market value of the common stock of the company or combined voting power of the company;
(b)the board composition is modified so less than a majority of the board pre-CIC remains in control;
(c)the consummation of or reorganization, merger or consolidation of the company or other business combination involving the sale of all or substantially all of the assets of the company; or
(d)a complete liquidation of the company.
“Constructive” or “good reason” termination” means:
(a)a material adverse change in position or material diminution in duties and responsibilities;
(b)a material reduction in base salary (excluding generally a reduction applicable to all executive officers); or
(c)the relocation of the executive’s principal work location that increases his or her commute by fifty (50) or more miles.
The individual employment agreement between Mr. Brock and CONSOL Energy, which also became effective on February 15, 2018, provides for a three (3) year initial term of employment automatically renewed for additional one (1) year periods unless either party provides advance written notice within sixty (60) days of the end of the term. Similar to the severance and CIC agreements discussed immediately above for Mr. Khani and Ms. Wiegand, the employment agreement provides for double trigger change in control cash severance equal to a three times (3x) multiple of his base salary plus a three times (3x) multiple of his annual incentive compensation, but only in the event of the executive’s involuntary termination of employment (including resignation following constructive or good reason termination) absent “cause.” In addition, the agreement provides for non CIC cash severance payable in lump sum form to Mr. Brock equal to two times (2x) his base salary only and payable exclusively in the event of an involuntary termination of employment absent “cause.” The agreement includes customary restrictive covenants during employment and post termination relating to confidentiality, non-competition and non-solicitation and requires the executive to sign an appropriate release of claims identical to the provisions discussed above, and the agreement supersedes any agreement previously in place during 2017 (or earlier) that was adopted by CONSOL or any predecessor company. The employment agreement does not include any gross up feature arising from the excise tax payable on an excess parachute payment.

Compensation of Our Directors

The officers or employees of our general partner or of our sponsor who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of our sponsor, or “non-employee directors,” receive cash and equity-based compensation for their services as directors. We directly pay all compensation earned by our non-employee directors for their services to us. As of December 31, 2018 the non-employee director compensation program consists of the following:

•	an annual retainer of $60,000 (payable in quarterly installments);

•	an additional annual retainer of $20,000 (payable in quarterly installments) for service as chair of the audit committee;

•	an additional payment of $1,000 for service as chair of the conflicts committee, if convened, per transaction;

•	$5,000 per member for conflicts committee service if convened, per transaction; and

•
an annual equity-based award (phantom units) granted under the Partnership's LTIP (described below), having a value as of the grant date of approximately $100,000 and vesting on the first anniversary of the grant date.

Non-employee directors also receive reimbursement for out-of-pocket expenses they incur in connection with attending meetings of the board of directors or its committees. Each director will be indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the compensation earned by our directors for the 2018 fiscal year.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (1)	Option Awards	All Other Compensation	Total
Michael Greenwood	$80,000	$100,000	$0	$0	$180,000
Dan Sandman	$60,000	$100,000	$0	$0	$160,000
Jeff Wallace	$60,000	$100,000	$0	$0	$160,000

(1) The values set forth in this column reflect awards of phantom units under the Partnership LTIP, and are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding the impact of estimated forfeitures related to service-based vesting conditions). For phantom units, the grant date fair value is computed based upon the closing price of the Partnership’s units on the date of grant. The phantom units were granted on February 6, 2018 and vested in one lump sum on February 6, 2019, the first anniversary of the grant date. As of December 31, 2018, the number of phantom units held by our current non-employee directors was 6,269 for each of Messrs. Sandman, Greenwood and Wallace.

Our Long-Term Incentive Plan (LTIP)
Our general partner adopted the CONSOL Coal Resources LP 2015 Long-Term Incentive Plan (the “LTIP”) under which our general partner may issue long-term equity based awards in our Partnership to directors, officers and employees of our general partner or its affiliates, or to any consultants, affiliates of our general partner or other individuals who perform services for us. These awards are intended to compensate the recipients thereof based on the performance of our common units and their continued service during the vesting period, as well as to align their long-term interests with those of our unitholders. All determinations with respect to awards to be made under our LTIP will be made by the board of directors of our general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law, which we refer to as the plan administrator. The board of directors of our general partner has been designated as the plan administrator. The following description reflects the terms that are included in the LTIP.
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
Distributions made by us to our unitholders with respect to awards of restricted units may be subject to the same vesting requirements as the restricted units.
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

Unit Options and Unit Appreciation Rights
The LTIP also permits the grant of options covering common units. Unit options represent the right to purchase a number of common units at a specified exercise price. Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units. Unit options and unit appreciation rights may be granted to such eligible individuals and with such terms as the plan administrator of the LTIP may determine, consistent with the LTIP; however, a unit option or unit appreciation right must have an exercise price equal to at least the fair market value of a common unit on the date of grant.
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
Other Unit-Based Awards
The LTIP also permits the grant of “other unit-based awards,” which are awards that, in whole or in part, are valued or based on or related to the value of a common unit. The vesting of another unit-based award may be based on a participant’s continued service, the achievement of performance criteria or other measures. On vesting or on a deferred basis upon specified future dates or events, another unit-based award may be paid in cash and/or in units (including restricted units) or any combination thereof as the plan administrator of the LTIP may determine.

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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth the beneficial ownership of common units and subordinated units of CONSOL Coal Resources LP that were outstanding at January 25, 2019 and held by:

•	each unitholder known by us to beneficially hold 5% or more of our outstanding units;

•	each director or director nominee of our general partner;

•	each executive officer of our general partner; and

•	all of the directors, director nominees and executive officers of our general partner as a group.
In addition, our general partner holds a 1.7% general partner interest .
Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the following table have sole voting and sole investment power with respect to all units beneficially owned by them, subject to community property laws where applicable. The percentage of units beneficially owned is based on a total of 15,911,211 common units and 11,611,067 subordinated units outstanding at January 25, 2019.

Name of Beneficial Owner (1)	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
CONSOL Energy Inc. (2)	5,174,454		32.5%	11,611,067	100.0%	61.0%
Greenlight Capital, Inc. (3)	5,488,438		34.5%	—	—	19.9%
Directors/Director Nominees and Executive Officers
Michael L. Greenwood	31,994	(4)	*	—	—	*
David M. Khani	13,000		*	—	—	*
John M. Rothka	4,413	(5)	*	—	—	*
James A. Brock	76,551		*	—	—	*
Dan D. Sandman	14,936	(6)	*	—	—	*
Jeffrey L. Wallace	21,994	(7)	*	—	—	*
Martha A. Wiegand	10,609		*	—	—	*
Kurt R. Salvatori	3,619		*	—	—	*
Deborah J. Lackovic	-		-	—	—	-
All Directors, Director Nominees and Executive Officers as a group (9 persons)	177,116	(8)	1.1%	—	—	*

*	Less than 1%.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o CONSOL Coal Resources GP LLC, 1000 CONSOL Energy Drive, Suite 100, Canonsburg, Pennsylvania 15317.
(2)
CONSOL Energy is the sole owner of the membership interests in our general partner. We issued 1,050,000 common units and 11,611,067 subordinated units to CNX in connection with the completion of the IPO. In connection with the separation, on November 28, 2017, the common units and subordinated units held by CNX were transferred to CONSOL Energy. The amount reported in the table above does not include the 1.7% general partner interest held by CONSOL Energy and its affiliates.

(3)
According to a Schedule 13D/A filed with the SEC on July 5, 2018 by Greenlight Capital, Inc. (“Greenlight”), DME Advisors GP, LLC (“DME GP”), DME Advisors, L.P., DME Capital Management, LP and David Einhorn, (i) Greenlight has shared voting and dispositive power over 2,963,538 common units, (ii) DME GP has shared voting and dispositive power over 2,524,900 common units, (iii) DME Advisors, L.P. has shared voting and dispositive power over 719,300 common units, (iv) DME Capital Management, LP has shared voting and dispositive power over 1,805,600 common units and (v) David Einhorn has shared voting and dispositive power over 5,488,438 common units. The address for this reporting person is Greenlight Capital, Inc., 140 East 45th Street, Floor 24, New York, New York 10017.

(4)
Includes 6,269 common units that will be issued to Mr. Greenwood upon the settlement of phantom units that will vest within 60 days of January 25, 2019. The phantom units may, in the discretion of the plan administrator of the LTIP, alternatively be settled in cash.

(5)
Includes 2,093 common units that will be issued to Mr. Rothka upon the settlement of phantom units that will vest within
60 days of January 25, 2019. The phantom units may, in the discretion of the plan administrator of the LTIP, alternatively be settled in cash.

(6)
Includes 6,269 common units that will be issued to Mr. Sandman upon the settlement of phantom units that will vest within 60 days of January 25, 2019. The phantom units may, in the discretion of the plan administrator of the LTIP, alternatively be settled in cash.

(7)
Includes 6,269 common units that will be issued to Mr. Wallace upon the settlement of phantom units that will vest within 60 days of January 25, 2019. The phantom units may, in the discretion of the plan administrator of the LTIP, alternatively be settled in cash.

(8)
Includes 20,900 common units that will be issued to the executive officers and directors of the Partnership upon the settlement of phantom units that will vest within 60 days of January 25, 2019. The phantom units may, in the discretion of the plan administrator of the LTIP, alternatively be settled in cash.

The following table sets forth, as of December 31, 2018, the number of shares of CONSOL Energy common stock beneficially owned by each of the directors and named executive officers of our general partner and all of the directors and executive officers of our general partner as a group. The percentage of total shares is based on 27,437,844 shares outstanding as of December 31, 2018. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of December 31, 2018 and the shares underlying deferred stock units and the shares underlying restricted stock units that will be settled within 60 days of December 31, 2018. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of CONSOL Energy common stock set forth opposite such person’s name.

Name of Beneficial Owner	Total Common Stock Beneficially Owned		Percent of Total Outstanding
Directors/Director Nominees and Executive Officers
James A. Brock	46,876	(1)	*
Martha A. Wiegand	2,883	(2)	*
David M. Khani	102,414	(3)	*
John M. Rothka	1,042	(4)	*
Dan D. Sandman	-		*
Michael L. Greenwood	-		-
Jeffrey L. Wallace	-		-
Kurt R. Salvatori	4,809	(5)	*
Deborah J. Lackovic	1,520	(6)	*
All Directors, Director Nominees and Executive Officers as a group (9 persons)	159,544		*

*	Less than 1%.

(1)	Includes 9,574 shares of restricted stock that will vest within 60 days of January 25, 2019.
(2)	Includes 526 shares of restricted stock that will vest within 60 days of January 25, 2019.
(3)	Includes 41,621 shares of restricted stock that will vest within 60 days of January 25, 2019.
(4)	Includes 220 shares of restricted stock that will vest within 60 days of January 25, 2019.
(5)	Includes 526 shares of restricted stock that will vest within 60 days of January 25, 2019.
(6)	Includes 577 shares of restricted stock that will vest within 60 days of January 25, 2019.
(7)	Includes 53,044 shares of restricted stock that will vest within 60 days of January 25, 2019.

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information regarding the number of common units that are available for issuance under the Partnership’s LTIP as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	223,676	(1)	$—	(2)	1,511,055
Equity compensation plans not approved by security holders	—		—		—
Total	223,676		$—		1,511,055
(1) Of this total, 223,676 are phantom units.

(2) The weighted average exercise price does not take into account the phantom stock units.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of January 25, 2019, our sponsor, CONSOL Energy owns 5,174,454 common units and 11,611,067 subordinated units, representing a 61.0% limited partner interest, as well as all of our incentive distribution rights. As further discussed in “Item 5 - Market for Registrant's Common Units and Related Unitholder Matters and Issuer Purchases of Equity Securities - Market Repurchases,” CONSOL Energy’s board of directors has authorized CONSOL Energy to purchase up to $25 million in value of our common units. As of January 25, 2019, it has purchased a total of 167,958 common units. In addition, our general partner owns a 1.7% general partner interest in us.

General

Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, the board of directors of our general partner will resolve that conflict.

Although not required, we anticipate that the board of directors of our general partner will ask the Conflicts Committee to approve the fairness of significant transactions, such as the consideration of the acquisition of any additional interests in the Pennsylvania Mining Complex. See “Committees of the Board of Directors - Conflicts Committee” in Item 10.

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

On November 28, 2017, in connection with the separation, the Partnership entered into the Third Amended and Restated Agreement of Limited Partnership of the Partnership to change the name of the Partnership to “CONSOL Coal Resources LP” from “CNX Coal Resources LP” and to delete references to the Class A Preferred Units (which are no longer outstanding) representing limited partner interests in the Partnership, all of which had been converted into common units.

Distributions and Other Cash Payments to General Partner and its Affiliates

Cash Distributions on Common Units, Subordinated Units and General Partner Interest

We generally make cash distributions of distributable cash to our unitholders pro rata of 98.3% to our limited partners (including to CONSOL Energy as the holder of 5,174,454 common units and 11,611,067 subordinated units), and 1.7% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48% of the distributions above the highest target distribution level.

During 2018, we distributed approximately $34.1 million to CONSOL Energy with respect to common and subordinated units and approximately $1.0 million with respect to the general partner interest (including incentive distribution rights, all of which were held by our general partner prior to November 28, 2017).

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual distribution of approximately $1.0 million on the 1.7% general partner interest, and our sponsor would receive an annual distribution of approximately $34.4 million on its common units and subordinated units.

Liquidation Stage

Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Reimbursement of expenses to our general partner and its affiliates

Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement and the other agreements described under “Agreements with Affiliates” below, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our Partnership Agreement. We will also reimburse our sponsor for any additional out-of-pocket costs and expenses incurred by our sponsor and its affiliates in providing general and administrative services to us. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits under our Partnership Agreement.

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

Pursuant to the employee services agreement, we will reimburse CONSOL Energy monthly for (i) all direct third-party costs and expenses actually incurred by CONSOL Energy in providing operational services, (ii) salary, benefits and other compensation cost of CONSOL Energy’s employees performing the operational services to the extent such employees are performing the operational services; and (iii) an allocated proportionate share of costs and payments for retiree medical and life insurance, workers’ compensation, disability and coal workers’ pneumoconiosis benefits for employees (including former employees whose employment terminated prior to the completion of our IPO in July of 2015) of CPCC. Please read “Agreements With Affiliates” below.

The total amount of such reimbursed expenses was approximately $18.9 million for the year ended December 31, 2018.
Agreements with Affiliates

We entered into various agreements with our sponsor and its affiliates at the time of our July 2015 IPO. We agreed to modify certain of these agreements in connection with our First Drop Down and in connection with the separation. In addition, as part of the separation, CONSOL Energy agreed to replace CNX as our sponsor subject to certain modifications to the various agreements that we had with our former sponsor prior to the separation.

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

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to (i) incur or guarantee additional debt, (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom, (iii) incur certain liens or permit them to exist, (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership, (v) enter into certain types of transactions with affiliates, (vi) merge or consolidate with another company, and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios. For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. As of December 31, 2018, the Partnership had $163 million of borrowings outstanding under the Affiliated Company Credit Agreement, which accrued interest at an average rate of 3.97% during fiscal year 2018. During the fiscal years ended December 31, 2018 and 2017, the Partnership made $108 million and $4 million in principal payments, respectively, and $7 million and $0 in interest payments, respectively, under the Affiliated Company Credit Agreement.

Receivables Financing Agreement

On November 30, 2017, (i) CONSOL Marine Terminals LLC, formerly known as CNX Marine Terminals LLC, as an originator of receivables, (ii) the Originators, each a wholly owned subsidiary of CONSOL Energy, and (iii) the SPV, as buyer, entered into the Purchase and Sale Agreement. Concurrently, (i) CONSOL Thermal Holdings, as sub-originator, and (ii) CPCC, as buyer and as initial servicer of the receivables for itself and CONSOL Thermal Holdings, entered into the Sub-Originator PSA. In addition, on that date, the SPV entered into the Receivables Financing Agreement by and among (i) the SPV, as borrower, (ii) CPCC, as initial servicer, (iii) PNC, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of the Securitization. On August 30, 2018, the Securitization was amended, among other things, to extend the scheduled termination date to August 30, 2021.

Pursuant to the Securitization, (i) CONSOL Thermal Holdings will sell current and future trade receivables to CPCC and (ii) the Originators will sell and/or contribute current and future trade receivables (including receivables sold to CPCC by CONSOL Thermal Holdings) to the SPV and the SPV will, in turn, pledge its interests in the receivables to PNC, which will either make loans or issue letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the Securitization may not exceed $100 million.

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

As of December 31, 2018, the Partnership, through CONSOL Thermal Holdings, sold approximately $22 million of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
Operating Agreement

In connection with the July 2015 IPO, CONSOL Thermal Holdings, our wholly owned subsidiary, entered into an operating agreement for the Pennsylvania Mining Complex with CPCC and Conrhein, each of which are affiliates of our sponsor. Under the operating agreement, CONSOL Thermal Holdings was named as operator and assumed management and control over the day-to-day operations of the Pennsylvania Mining Complex for the life of the mines. As operator, CONSOL Thermal Holdings is responsible for managing and conducting all operations with respect to the Pennsylvania Mining Complex, including the following operational services:

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

On November 28, 2017, in connection with the separation, CPCC, Conrhein, CONSOL Thermal Holdings and the Partnership entered into the Second Amendment to the Pennsylvania Mine Complex Operating Agreement to permit the Partnership to enter into the Affiliated Company Credit Agreement and to make certain other required changes.

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

The total amount of such amounts invoiced was approximately $462.6 million for 2018.
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

Pursuant to the employee services agreement, we reimburse CPCC monthly for (i) all direct third-party costs and expenses actually incurred by CPCC in providing operational services, including royalties required to be paid on the coal mined, certain taxes applicable to the coal and coal workers, per-ton reclamation fees or taxes and penalties imposed by any governmental authority for violation of any law or regulation arising out of CPCC’s performance of the operational services, except to the extent such penalties were as a result of CPCC’s gross negligence or willful misconduct, (ii) salary, benefits and other compensation costs of CPCC’s employees performing the operational services to the extent such employees are performing the operational services; and (iii) market rate rental fees for use of CPCC’s assets in performing the operational services, if any. We paid approximately $64.6 million to CPCC for such reimbursed expenses for the year ended December 31, 2018.
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

All costs related to these activities are included within the Omnibus Agreement.
Terminal and Throughput Agreement

Through our subsidiary CONSOL Thermal Holdings, we entered into a terminal throughput agreement with CONSOL Marine Terminals, LLC, a subsidiary of CONSOL Energy. Under the terminal and throughput agreement, we have the option, but not the obligation, to transport or to cause to be transported through CONSOL’s Baltimore Marine Terminal up to 5 million tons of coal each calendar year (prorated for 2015) for a terminal fee of $4 per ton of coal transported through the Baltimore Marine Terminal, plus certain standard fees for long-term or excess storage of coal at the Baltimore Marine Terminal, re-

handling services at the Baltimore Marine Terminal (if we elect such services) and certain fees related to the docking and undocking of vessels at the Baltimore Marine Terminal. The per ton terminal fee and other fees may be reasonably escalated by the owner of the Baltimore Marine Terminal on a quarterly basis based on changes in the volume of coal shipped through the Baltimore Marine Terminal and increases in operating costs at the terminal.

The total amount of such reimbursed expenses was approximately $4.3 million for the year ended December 31, 2018.
Omnibus Agreement
We and our general partner are party to an omnibus agreement with CONSOL Energy, CPCC, Conrhein and certain other subsidiaries of CONSOL Energy that address the following matters:

•	our payment of an annual administrative support fee for the provision of certain administrative support services by CONSOL Energy and its affiliates;

•	our payment of an annual executive support fee, in the amount of $0.7 million, for the provision of certain executive support services by CONSOL Energy and its affiliates;

•	our obligation to reimburse CONSOL Energy for the provision of certain management, operating and investor relation services by CONSOL Energy and its affiliates;

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

On September 30, 2016, in connection with First Drop Down, we and the other parties to the omnibus agreement amended and restated the omnibus agreement. In connection with the separation, the general partner, the Partnership, our former sponsor, CONSOL Energy and certain of its subsidiaries entered into the First Amendment to the First Amended and Restated Omnibus Agreement to, among other things, add CONSOL Energy as a party to the existing omnibus agreement, effect an assignment of all of our former sponsor’s rights and obligations under the existing omnibus agreement to CONSOL Energy and remove our former sponsor as a party to and, except with respect to our former sponsor’s obligations under Article II of the agreement, eliminate all of our former sponsor’s obligations under, the agreement, as amended, and make certain adjustments to the indemnification obligations of the parties.

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
Indemnification. CONSOL Energy will indemnify us for certain liabilities, including those relating to:

•	the consummation of the transactions contemplated by the contribution agreement;

•	all tax liabilities attributable to the assets contributed to us in connection with our IPO and to the assets contributed to us in connection with the First Drop Down in September 2016;

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
Registration Rights Agreement. We entered into a registration rights agreement with Greenlight Capital relating to the common units issued to Greenlight Capital in the Concurrent Private Placement (the “registrable securities”). Pursuant to the registration rights agreement, we agreed to file up to three shelf registration statements for the resale of the registrable securities as soon as practicable following receipt of written notice from Greenlight Capital and no later than 30 days after such notice; provided, that we were not be required to file a shelf registration statement for 90 days after the closing of our IPO. As of December 31, 2018, we had not received such written notice from Greenlight Capital. In addition, we agreed to use commercially reasonable efforts to cause each shelf registration statement to be declared effective by the SEC as soon as practicable after its filing and no later than 90 days after its filing. The registration rights agreement also provided Greenlight Capital with rights that allow Greenlight Capital to include its registrable securities in certain registered offerings for our own account. The registration rights agreement contained representations, warranties, covenants and indemnities that are customary for private placements by public companies.

The total amount of such reimbursed expenses was approximately $11.2 million for the year ended December 31, 2018.

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

Parent of Smaller Reporting Company

We have no parent company, though CONSOL Energy may be considered to be our parent by virtue of (i) its ownership of 61.0% of our common and subordinated units and (ii) its ownership of 100% of our general partner (which in turn owns a 1.7% general partner interest in us). We are managed and operated by the directors and officers of our general partner, who are each appointed by CONSOL Energy.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP served as the Partnership’s independent auditor for the year ended December 31, 2018. The following table presents fees billed for professional audit services rendered by E&Y in connection with its audits of the Partnership’s annual financial statements for the year ended December 31, 2018.

The fees billed to the Partnership by Ernst & Young LLP during 2018 were the following:

	2018 (E&Y Fees)	2017 (E&Y Fees)
Audit Fees	$601,000	$568,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$601,000	$568,500
As used in the table above, the following terms have the meanings set forth below.

Audit Fees
These fees for professional services were rendered in connection with the audit of the Partnership’s annual financial statements, for the review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
Audit-Related Fees
These fees for assurance and related services are those reasonably related to the performance of the audit or review of the Partnership’s financial statements.
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

All audit and permitted non-audit services must be pre-approved by the audit committee. In 2018, 100% of the professional fees reported as audit-related fees were pre-approved pursuant to the above policy.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statement of Partners’ Capital for the years ended December 31, 2018 and 2017
Consolidated Statement of Cash Flows for the years ended December 31, 2018 and 2017
Notes to the Consolidated Financial Statements
(2) Schedules:
None
(3) Index to Exhibits

Exhibits	Description	Method of Filing

3.1(a)	Amended and Restated Certificate of Limited Partnership of CNX Coal Resources LP (Originally Formed as CONSOL Resource Partners LP), dated June 3, 2015	Filed as Exhibit 3.1(c) to the Partnership’s Amendment to Registration Statement on Form S-1/A (#333-203165) filed on June 10, 2015

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of CONSOL Coal Resources LP, dated November 28, 2017	Filed Exhibit 3.1 to Form 8-K (#001-37456) on December 4, 2017)

3.2	Third Amended and Restated Agreement of Limited Partnership of CONSOL Coal Resources LP, dated November 28, 2017	Filed Exhibit 3.2 to Form 8-K (#001-37456) on December 4, 2017

4.1	Registration Rights Agreement, dated as of July 7, 2015, by and among, CNX Coal Resources LP and the purchaser parties thereto	Filed as Exhibit 4.1 to Form 8-K (#001-37456) filed on July 13, 2015

4.2	Waiver of 20% Voting Limitation Agreement, dated as of July 7, 2015, by and among CNX Coal Resources GP LLC and the purchaser parties thereto	Filed as Exhibit 4.2 to Form 8-K (#001-37456) filed on July 13, 2015

4.3	Common Unit Purchase Agreement, dated June 25, 2015, by and among CNX Coal Resources LP and each of the entities identified on Exhibit A thereto	Filed as Exhibit 10.12 to Amendment to Registration Statement on form S-1/A (#333-203165) filed on June 26, 2015

4.4	Amendment to the Common Unit Purchase Agreement, dated June 30, 2015, by and among CNX Coal Resources LP and each of the entities identified on Exhibit A thereto	Filed as Exhibit 10.2 to Form 8-K (#001-37456) filed on July 6, 2015

4.5	Registration Rights Agreement, dated September 30, 2016, by and among CNX Coal Resources LP, CONSOL Energy Inc. and such other parties that may, from time to time, become party thereto	Filed as Exhibit 4.1 to Form 8-K (#001-37456) filed on October 4, 2016

10.1	Contribution, Conveyance and Assumption Agreement, dated July 7, 2015, by and among CNX Coal Resources LP, CNX Coal Resources GP LLC, CONSOL Energy Inc. and CNX Operating LLC	Filed as Exhibit 10.1 to Form 8-K (#001-37456) filed on July 13, 2015

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
Filed as Exhibit 10.7 to Form 8-K (#001-37456) filed on July 13, 2015

10.9	Water Supply and Services Agreement, dated July 7, 2015, by and between CNX Water Assets LLC and CNX Thermal Holdings LLC	Filed as Exhibit 10.8 to Form 8-K (#001-37456) filed on July 13, 2015

10.10*	CNX Coal Resources LP 2015 Long-Term Incentive Plan	Filed as Exhibit 10.9 to Form 8-K (#001-37456) filed on July 13, 2015

10.11*	Form of Restricted Phantom Award Agreement under CNX Coal Resources LP 2015 Long-Term Incentive Plan	Filed as Exhibit 10.10 to Amendment to Registration Statement on Form S-1/A (#333-205639) filed on May 8, 2015

10.12*	Amended and Restated Change in Control Agreement dated August 24, 2015 between CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.11 to Form 10-Q (#001-37456) filed on November 3, 2015

10.13	Contribution Agreement, dated September 30, 2016, by and among CONSOL Energy Inc., CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CNX Coal Resources LP and CNX Thermal Holdings LLC	Filed as Exhibit 10.1 to Fork 8-K (#001-37456) on October 4, 2016

10.14*	Amended and Restated Change in Control Severance Agreement dated February 6, 2017 between CNX Coal Resources GP LLC, CONSOL Pennsylvania Coal Company LLC, CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.16 to Form 10-K (#001-37456) on February 8, 2017

10.15*	Change in Control Severance Agreement dated February 6, 2017 between CNX Coal Resources GP LLC, CONSOL Pennsylvania Coal Company LLC, CONSOL Energy Inc. and Martha Wiegand	Filed as Exhibit 10.18 to Form 10-K (#001-37456) on February 8, 2017

10.16
Form of First Amendment To Amendment and Restatement of Master Cooperation and Safety Agreement by and between CNX Thermal Holdings LLC, CONSOL Pennsylvania Coal Company LLC and Conrhein Coal Company and CNX Gas Company LLC dated July 7, 2015, dated January 7, 2016
Filed as Exhibit 10.1 to Form 10-Q (#001-37456) on October 31, 2017

10.17	Affiliated Company Credit Agreement, dated November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, National Association	Filed as Exhibit 10.1 to Form 8-K (#001-37456) on December 4, 2017

10.18
Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP
Filed as Exhibit 10.2 to Form 8-K (#001-37456) on December 4, 2017

10.19
First Amendment to the First Amended and Restated Omnibus Agreement, dated November 28, 2017, by and among CONSOL Coal Resources LP, CONSOL Coal Resources GP LLC, CNX Resources Corporation and the other parties thereto
Filed as Exhibit 10.3 to Form 8-K (#001-37456) on December 4, 2017

10.20	First Amendment to Water Supply and Services Agreement, dated November 28, 2017, by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC	Filed as Exhibit 10.4 to Form 8-K (#001-37456) on December 4, 2017

10.21	First Amendment to Contract Agency Agreement, dated November 28, 2017, by and among CONSOL Thermal Holdings LLC, CONSOL Energy Sales Company and the other parties thereto	Filed as Exhibit 10.5 to Form 8-K (#001-37456) on December 4, 2017

10.22	Sub-Originator Sale Agreement, dated as of November 30, 2017, by and between CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC	Filed as Exhibit 10.6 to Form 8-K (#001-37456) on December 4, 2017

21.1	Subsidiaries of CONSOL Coal Resources LP	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-K for the annual period ended December 31, 2018, furnished in XBRL).	Filed herewith

*	Compensatory plan or arrangement

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

Dated: February 8, 2019

CONSOL Coal Resources LP
By:	CONSOL Coal Resources GP LLC, its general partner
By:	/s/ JAMES A. BROCK
James A. Brock
Chief Executive Officer and Director (Principal Executive Officer)

By:	CONSOL Coal Resources GP LLC, its general partner
By:	/s/ DAVID M. KHANI
David M. Khani
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 8, 2019 by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ JAMES A. BROCK
James A. Brock
Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

By:	/s/ DAVID M. KHANI
David M. Khani
Chief Financial Officer and Director (Principal Financial Officer)

By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ MICHAEL L. GREENWOOD
Michael L. Greenwood
Director

By:	/s/ DAN D. SANDMAN
Dan D. Sandman
Director

By:	/s/ JEFFREY L. WALLACE
Jeffrey L. Wallace
Director

By:	/s/ KURT R. SALVATORI
Kurt R. Salvatori
Director

By:	/s/ DEBORAH J. LACKOVIC
Deborah J. Lackovic
Director