Form 10-Q
period 2019-03-31
CONSOL Coal Resources LP
filed 2019-05-08
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units representing limited partner interests	CCR	New York Stock Exchange

CONSOL Coal Resources LP had 16,021,699 common units, 11,611,067 subordinated units and a 1.7% general partner interest outstanding at April 25, 2019.

Significant Relationships and Other Terms Referenced in this Quarterly Report

•
“CONSOL Coal Resources LP,” the “Partnership,” “we,” “our,” “us” and similar terms refer to CONSOL Coal Resources LP, a Delaware limited partnership, and its subsidiaries, with common units listed for trading on the New York Stock Exchange under the ticker “CCR”;

•
“Affiliated Company Credit Agreement” refers to an agreement entered into on November 28, 2017 among the Partnership and certain of its subsidiaries (collectively, the “Credit Parties”), CONSOL Energy, as lender and administrative agent, and PNC Bank, National Association, as collateral agent (“PNC”), as amended by Amendment No. 1 to Affiliated Company Credit Agreement, dated March 28, 2019. The Affiliated Company Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $275 million to be provided by CONSOL Energy, as lender;

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

•	“Partnership Agreement” refers to the Third Amended and Restated Partnership Agreement dated as of November 28, 2017;

•
“Pennsylvania Mining Complex” refers to the Bailey, Enlow Fork, and Harvey coal mines, coal reserves and related assets and operations, located primarily in southwestern Pennsylvania. The Pennsylvania Mining Complex is owned 75% by our sponsor and its subsidiaries and 25% by CONSOL Thermal Holdings;

•
“preferred units” refer to any limited partnership interests, other than the common units and subordinated units, issued in accordance with the Partnership Agreement that, as determined by our general partner, have special voting rights to which our common units are not entitled. As of the date of this Quarterly Report on Form 10-Q, there are no outstanding preferred units;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“sponsor” or “our sponsor” refers to CONSOL Energy; and

•
“subordinated units” refer to limited partner interests in CONSOL Coal Resources LP having the rights and obligations specified with respect to subordinated units in the Partnership Agreement. All 11,611,067 of our outstanding subordinated units are held by CONSOL Energy.

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Coal Revenue	$83,126	$87,752
Freight Revenue	1,665	4,472
Other Income	1,316	2,277
Total Revenue and Other Income	86,107	94,501

Operating and Other Costs [1]	52,094	52,287
Depreciation, Depletion and Amortization	11,217	10,814
Freight Expense	1,665	4,472
Selling, General and Administrative Expenses [2]	4,560	3,020
Interest Expense, Net [3]	1,351	1,951
Total Costs	70,887	72,544
Net Income	$15,220	$21,957

Less: General Partner Interest in Net Income	257	372
Limited Partner Interest in Net Income	$14,963	$21,585

Net Income per Limited Partner Unit - Basic	$0.54	$0.79
Net Income per Limited Partner Unit - Diluted	$0.54	$0.78

Limited Partner Units Outstanding - Basic	27,589,172	27,482,544
Limited Partner Units Outstanding - Diluted	27,645,697	27,567,690

Cash Distributions Declared per Unit [4]
Common Unit	$0.5125	$0.5125
Subordinated Unit	$0.5125	$0.5125

1 Related Party of $763 and $685 for the three months ended March 31, 2019 and March 31, 2018, respectively.
2 Related Party of $3,056 and $1,645 for the three months ended March 31, 2019 and March 31, 2018, respectively.
3Related party of $1,351 and $1,951 for the three months ended March 31, 2019 and March 31, 2018, respectively.
4 Represents the cash distributions declared related to the period presented. See Note 16 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net Income	$15,220	$21,957

Recognized Net Actuarial Gain	(3)	(2)
Other Comprehensive Loss	(3)	(2)

Comprehensive Income	$15,217	$21,955

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$405	$1,003
Trade Receivables	26,968	21,871
Other Receivables	2,564	1,068
Inventories	12,645	11,066
Prepaid Expenses	4,620	5,096
Total Current Assets	47,202	40,104
Property, Plant and Equipment:
Property, Plant and Equipment	955,884	946,298
Less—Accumulated Depreciation, Depletion and Amortization	537,727	526,747
Total Property, Plant and Equipment—Net	418,157	419,551
Other Assets:
Right of Use Asset—Operating Leases	19,190	—
Other Assets	14,190	14,908
Total Other Assets	33,380	14,908
TOTAL ASSETS	$498,739	$474,563

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts Payable	$26,535	$24,834
Accounts Payable—Related Party	6,002	3,831
Other Accrued Liabilities	42,276	35,419
Total Current Liabilities	74,813	64,084
Long-Term Debt:
Affiliated Company Credit Agreement—Related Party	161,500	163,000
Finance Lease Obligations	4,093	5,067
Total Long-Term Debt	165,593	168,067
Other Liabilities:
Pneumoconiosis Benefits	4,477	4,260
Workers’ Compensation	3,094	3,119
Asset Retirement Obligations	9,973	9,775
Operating Lease Liability	15,191	—
Other	529	518
Total Other Liabilities	33,264	17,672
TOTAL LIABILITIES	273,670	249,823
Partners’ Capital:
Common Units (16,021,699 Units Outstanding at March 31, 2019; 15,911,211 Units Outstanding at December 31, 2018)	212,104	212,122
Subordinated Units (11,611,067 Units Outstanding at March 31, 2019 and December 31, 2018)	(11,085)	(11,421)
General Partner Interest	12,133	12,119
Accumulated Other Comprehensive Income	11,917	11,920
Total Partners’ Capital	225,069	224,740
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$498,739	$474,563
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in thousands)

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$212,122	$(11,421)	$12,119	$11,920	$224,740
(unaudited)
Net Income	8,676	6,287	257	—	15,220
Unitholder Distributions	(8,211)	(5,951)	(243)	—	(14,405)
Unit-Based Compensation	397	—	—	—	397
Units Withheld for Taxes	(880)	—	—	—	(880)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(3)	(3)
Balance at March 31, 2019	$212,104	$(11,085)	$12,133	$11,917	$225,069

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$205,974	$(15,225)	$11,964	$10,443	$213,156
(unaudited)
Net Income	12,477	9,108	372	—	21,957
Unitholder Distributions	(8,153)	(5,951)	(242)	—	(14,346)
Unit-Based Compensation	359	—	—	—	359
Units Withheld for Taxes	(899)	—	—	—	(899)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(2)	(2)
Balance at March 31, 2018	$209,758	$(12,068)	$12,094	$10,441	$220,225

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$15,220	$21,957
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	11,217	10,814
Gain on Sale of Assets	(5)	(76)
Unit-Based Compensation	397	359
Changes in Operating Assets:
Accounts and Notes Receivable	(6,588)	1,240
Inventories	(1,579)	(1,818)
Prepaid Expenses	476	224
Changes in Other Assets	718	791
Changes in Operating Liabilities:
Accounts Payable	185	(1,931)
Accounts Payable—Related Party	2,171	(2,136)
Other Operating Liabilities	2,811	(575)
Changes in Other Liabilities	195	415
Net Cash Provided by Operating Activities	25,218	29,264
Cash Flows from Investing Activities:
Capital Expenditures	(8,093)	(4,929)
Proceeds from Sales of Assets	—	75
Net Cash Used in Investing Activities	(8,093)	(4,854)
Cash Flows from Financing Activities:
Payments on Finance Leases	(938)	(367)
Net Payments on Related Party Long-Term Notes	(1,500)	(9,583)
Payments for Unitholder Distributions	(14,405)	(14,346)
Units Withheld for Taxes	(880)	(899)
Net Cash Used in Financing Activities	(17,723)	(25,195)
Net Decrease in Cash	(598)	(785)
Cash at Beginning of Period	1,003	1,533
Cash at End of Period	$405	$748

Non-Cash Investing and Financing Activities:
Finance Lease	$—	$5,658

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

For the three months ended March 31, 2019 and 2018, the unaudited Consolidated Financial Statements include the accounts of CONSOL Operating and CONSOL Thermal Holdings, wholly owned and controlled subsidiaries.

The Partnership is a master limited partnership formed on March 16, 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. As of March 31, 2019, the Partnership's assets are comprised of a 25% undivided interest in, and operational control over, the Pennsylvania Mining Complex. The Partnership's common units trade on the New York Stock Exchange under the ticker symbol “CCR.”

Recent Accounting Pronouncements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 - Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in update 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements of capitalizing implementation cost incurred to develop or obtain internal-use software. These changes will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Partnership’s financial statements.

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

In June 2018, the FASB issued ASU 2018-07 - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update seek to simplify accounting for nonemployee share-based payments by clarifying and improving the areas of the overall measurement objective, measurement date, and awards with performance conditions. This update was adopted during the three months ended March 31, 2019 and did not have a material impact on the Partnership's financial statements.

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

NOTE 2—REVENUE:

The following table disaggregates our revenue by major source for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Coal Revenue	$83,126	$87,752
Freight Revenue	1,665	4,472
Total Revenue from Contracts with Customers	$84,791	$92,224

Our revenue is recognized when title passes to the customer. We have determined that each ton of coal represents a separate and distinct performance obligation. Our coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.

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

Some of our contracts span multiple years and have annual pricing modification provisions, based upon market-driven or inflationary adjustments, where no additional value is exchanged. Also, some of our contracts contain favorable electric power price related adjustments, which represent market-driven price adjustments, wherein there is no additional value being exchanged. Management believes that the invoice price is the most appropriate rate at which to recognize revenue.

While we do, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs have been immaterial to our net income. As of and for the three months ended March 31, 2019 and March 31, 2018, we do not have any capitalized costs to obtain customer contracts on our balance sheet nor have we recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Partnership has not recognized any revenue in the current period from performance obligations satisfied (or partially satisfied) in previous periods.

Freight Revenue

Some of our coal contracts require that we sell our coal at locations other than our central preparation plant. The cost to transport our coal to the ultimate sales point is passed through to our customers and we recognize the freight revenue equal to the transportation cost when title of the coal passes to the customer.

Contract Balances

Contract assets are recorded as trade receivables and reported separately in the Partnership's unaudited Consolidated Balance Sheets from other contract assets as title passes to the customer and the Partnership's right to consideration becomes unconditional. Payments for coal shipments are typically due within two to four weeks of the invoice date. The Partnership typically does not have material contract assets that are stated separately from trade receivables as the Partnership's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Partnership an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Partnership's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the good or service passes to the customer.
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
The following table illustrates the Partnership’s calculation of net income per unit for common units and subordinated units (in thousands, except for per unit information):

	Three Months Ended March 31,
	2019	2018
Net Income	$15,220	$21,957
Less: General Partner Interest in Net Income	257	372
Net Income Allocable to Limited Partner Units	$14,963	$21,585

Limited Partner Interest in Net Income - Common Units	$8,676	$12,477
Limited Partner Interest in Net Income - Subordinated Units	6,287	9,108
Limited Partner Interest in Net Income - Basic & Diluted	$14,963	$21,585

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	15,978,105	15,871,477
Subordinated Units	11,611,067	11,611,067
Total	27,589,172	27,482,544

Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	16,034,630	15,956,623
Subordinated Units	11,611,067	11,611,067
Total	27,645,697	27,567,690

Net Income Per Limited Partner Unit - Basic
Common Units	$0.54	$0.79
Subordinated Units	$0.54	$0.78
Net Income Per Limited Partner Unit - Basic	$0.54	$0.79

Net Income Per Limited Partner Unit - Diluted
Common Units	$0.54	$0.78
Subordinated Units	$0.54	$0.78
Net Income Per Limited Partner Unit - Diluted	$0.54	$0.78

There were zero phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the three months ended March 31, 2019. There were 129,850 phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the three months ended March 31, 2018.
NOTE 4—INVENTORIES:

	March 31, 2019	December 31, 2018
Coal	$2,213	$1,160
Supplies	10,432	9,906
Total Inventories	$12,645	$11,066

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
NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2019	December 31, 2018
Coal and Other Plant and Equipment	$643,363	$636,105
Coal Properties and Surface Lands	122,679	122,679
Airshafts	104,596	102,275
Mine Development	81,538	81,538
Advance Mining Royalties	3,708	3,701
Total Property, Plant and Equipment	955,884	946,298
Less: Accumulated Depreciation, Depletion and Amortization	537,727	526,747
Total Property, Plant and Equipment, Net	$418,157	$419,551

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

As of March 31, 2019 and December 31, 2018, property, plant and equipment includes gross assets under finance lease of $11,894 and $11,919, respectively. Accumulated amortization for finance leases was $4,460 and $3,529 at March 31, 2019 and December 31, 2018, respectively. Amortization expense for assets under finance leases approximated $967 and $327 for the three months ended March 31, 2019 and March 31, 2018, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying unaudited Consolidated Statements of Operations.
NOTE 6—LEASES:

On January 1, 2019, the Partnership adopted Accounting Standards Codification (“ASC”) Topic 842 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements. As allowed under this guidance, the Partnership elected not to recast the comparative periods presented when transitioning to ASC 842. As most of the Partnership's leases do not provide an implicit rate, CONSOL Coal Resources has taken a portfolio approach of applying its incremental borrowing rate based on the information available at the adoption date to calculate the present value of lease payments over the lease term. The Partnership has elected the package of practical expedients permitted under the transition guidance within the standard, which allows the Partnership (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. The Partnership has also elected the practical expedient to not evaluate land easements that existed or expired before its adoption of Topic 842 and the practical expedient to not separate lease and non-lease components; that is, to account lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Further, the Partnership made an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet. CONSOL Coal Resources will recognize those lease payments in the unaudited Consolidated Statements of Operations over the lease term. For the three months ended March 31, 2019, these short term lease expenses were not material to the Partnership's financial statements.
Based on the Partnership's lease portfolio, the standard had a material impact on the Partnership’s unaudited Consolidated Balance Sheet, but did not have a significant impact on the Partnership’s consolidated net earnings and cash flows. The most significant impact was the recognition of Right of Use (“ROU”) assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. The Partnership's bank covenants were not affected by this update. The Partnership recorded operating lease ROU assets and operating lease liabilities of $20 million as of January 1, 2019, primarily related to mining equipment, based on the present value of the future lease payments on the date of adoption.
The Partnership determines if an arrangement is an operating or finance lease at inception of the applicable lease. For leases where the Partnership is the lessee, ROU assets represent the Partnership’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Partnership’s leases do not provide an implicit interest rate, the Partnership uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Partnership will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the interest method of recognition.
The Partnership has operating leases for mining or other equipment used in operations and office space. Many leases include one or more options to renew, some of which include options to extend the leases, and some leases include options to terminate or buy out the leases within a set period of time. In certain of the Partnership’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for inflation and/or changes in other indexes. Many of our operating lease payments for mining equipment contain a variable component which is calculated based upon production metrics such as feet of advance or raw tonnage mined. While most of our leases contain clauses regarding the general condition of the equipment upon lease termination, they do not contain residual value guarantees.
For the three months ended March 31, 2019, the components of operating lease expense were as follows:

Fixed Operating Lease Expense	$1,642
Variable Operating Lease Expense	763
Total Operating Lease Expense	$2,405
Supplemental cash flow information related to the Partnership’s operating leases for the three months ended March 31, 2019 was as follows:

Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$936
ROU Assets Obtained in Exchange for Operating Lease Obligations	$—

The following table presents the lease balances within the unaudited Consolidated Balance Sheet, weighted average lease term, and weighted average discount rates related to the Partnership’s operating leases as of March 31, 2019:

Lease Assets and Liabilities	Classification	Amount
Assets:
Operating Lease ROU Assets	Other Assets	$19,190

Liabilities:
Current:
Operating Lease Liabilities	Other Accrued Liabilities	$4,791
Long-Term:
Operating Lease Liabilities	Operating Lease Liabilities	15,191
Total Operating Lease Liabilities		$19,982

Weighted Average Remaining Lease Term (in Years)		4.53
Weighted Average Discount Rate		6.68%
The Partnership also enters into finance leases for mining equipment and automobiles. Assets arising from finance leases are included in Property, Plant and Equipment, Net and the liabilities are included in Other Accrued Liabilities and Long-Term Debt in the Partnership's unaudited Consolidated Balance Sheet.
For the three months ended March 31, 2019, the components of finance lease expense were as follows:

Amortization of Right of Use Assets	$967
Interest Expense	$109
The following table presents the weighted average lease term and weighted average discount rates related to the Partnership’s finance leases as of March 31, 2019:

Weighted Average Remaining Lease Term (in Years)	1.95
Weighted Average Discount Rate	5.25%
The following table presents the future maturities of the Partnership’s operating and finance lease liabilities, together with the present value of the net minimum lease payments, at March 31, 2019:

	Finance Leases	Operating Leases
Remainder of 2019	$2,794	$4,719
2020	4,181	5,686
2021	1,055	5,483
2022	15	3,029
2023	11	1,314
Thereafter	—	3,003
Total minimum lease payments	$8,056	$23,234
Less amount representing interest	413	3,252
Present value of minimum lease payments	$7,643	$19,982
As of March 31, 2019, the Partnership had no additional significant operating or finance leases that had not yet commenced.

NOTE 7—OTHER ACCRUED LIABILITIES:

	March 31, 2019	December 31, 2018
Subsidence Liability	$22,264	$20,883
Accrued Payroll and Benefits	3,389	2,693
Accrued Interest (Related Party)	1,796	1,767
Accrued Other Taxes	750	1,071
Other	2,544	2,440
Current Portion of Long-Term Liabilities:
Operating Lease Liability	4,791	—
Finance Leases	3,550	3,503
Workers’ Compensation	1,697	1,554
Asset Retirement Obligations	1,202	1,202
Pneumoconiosis Benefits	159	165
Long-Term Disability	134	141
Total Other Accrued Liabilities	$42,276	$35,419
NOTE 8—AFFILIATED COMPANY CREDIT AGREEMENT:

	March 31, 2019	December 31, 2018
Affiliated Company Credit Agreement (3.75% interest rate at March 31, 2019 and December 31, 2018)	$161,500	$163,000

Affiliated Company Credit Agreement

On November 28, 2017, the Partnership and the other Credit Parties entered into the Affiliated Company Credit Agreement by and among the Credit Parties, CONSOL Energy, as lender and administrative agent, and PNC. On March 28, 2019, the Affiliated Company Credit Agreement was amended to extend the maturity date from February 27, 2023 to December 28, 2024. The Affiliated Company Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $275,000 to be provided by CONSOL Energy, as lender. In connection with the Partnership’s entry into the Affiliated Company Credit Agreement, the Partnership made an initial draw of $200,583, the net proceeds of which were used to repay the amounts outstanding under the Partnership's prior credit facility. Additional drawings under the Affiliated Company Credit Agreement are available for general partnership purposes. The obligations under the Affiliated Company Credit Agreement are guaranteed by the Partnership’s subsidiaries and secured by substantially all of the assets of the Partnership and its subsidiaries pursuant to the security agreement and various mortgages.

Interest on outstanding obligations under our Affiliated Company Credit Agreement accrues at a fixed rate ranging from 3.75% to 4.75%, depending on the total net leverage ratio. The unused portion of our Affiliated Company Credit Agreement is subject to a commitment fee of 0.50% per annum.

The Partnership had available capacity under the Affiliated Company Credit Agreement of $113,500 and $112,000 as of March 31, 2019 and December 31, 2018, respectively. Interest on outstanding borrowings under the Affiliated Company Credit Agreement was accrued at a rate of 3.75% as of March 31, 2019 and December 31, 2018. The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios.

For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At March 31, 2019, the Partnership was in compliance with its debt covenants with the first lien gross leverage ratio at 1.46 to 1.00 and the total net leverage ratio at 1.45 to 1.00.
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

	CWP		Workers’ Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Service Cost	$200	$372	$349	$366
Interest Cost	49	36	41	35
Amortization of Actuarial (Gain) Loss	6	(5)	(12)	(1)
State Administrative Fees and Insurance Bond Premiums	—	—	51	7
Net Periodic Benefit Cost	$255	$403	$429	$407
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Affiliated Company Credit Agreement - Related Party	$161,500	$161,500	$163,000	$163,000
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

At March 31, 2019, the Partnership was contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $89,333. The instruments are comprised of $301 of letters of credit expiring within one year, $79,846 of environmental surety bonds expiring within the next three years, and $9,186 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

NOTE 12—RECEIVABLES FINANCING AGREEMENT

On November 30, 2017, (i) CONSOL Marine Terminals LLC, as an originator of receivables, (ii) CPCC, as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”). Concurrently, (i) CONSOL Thermal Holdings, as sub-originator, and (ii) CPCC, as buyer and as initial servicer of the receivables for itself and CONSOL Thermal Holdings, entered into a Sub-Originator Agreement (the “Sub-Originator PSA”). In addition, on that date, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CPCC, as initial servicer, (iii) PNC, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). On August 30, 2018, the Securitization was amended, among other things, to extend the scheduled termination date to August 30, 2021.

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

As of March 31, 2019, the Partnership, through CONSOL Thermal Holdings, sold $26,968 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
NOTE 13—RELATED PARTY:

Omnibus Agreement

The Partnership is a party to the Omnibus Agreement, dated September 30, 2016, as amended on November 28, 2017, with our sponsor and certain of its subsidiaries. Under the Omnibus Agreement, we are obligated to make certain payments to, and reimburse, CONSOL Energy for the provision of certain services in connection with our operations.

Charges for services from CONSOL Energy under the Omnibus Agreement include the following:

	Three Months Ended March 31,
	2019	2018
Operating and Other Costs	$763	$685
Selling, General and Administrative Expenses	3,056	1,645
Total Services from CONSOL Energy	$3,819	$2,330

At March 31, 2019 and December 31, 2018, the Partnership had a net payable to CONSOL Energy in the amount of $6,002 and $3,831, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

Affiliated Company Credit Agreement

As described in Note 8, the Partnership is also a party to the Affiliated Company Credit Agreement with CONSOL Energy.

For the three months ended March 31, 2019, $1,796 of interest was incurred under the Affiliated Company Credit Agreement, of which $1,351 is included in Interest Expense, Net in the unaudited Consolidated Statements of Operations, and $445 was capitalized and included in Property, Plant and Equipment in the unaudited Consolidated Balance Sheets. For the three months ended March 31, 2018, $2,134 of interest was incurred under the Affiliated Company Credit Agreement, of which $1,951 is included in Interest Expense, Net in the unaudited Consolidated Statements of Operations, and $183 was capitalized and included in Property, Plant and Equipment in the unaudited Consolidated Balance Sheets. Interest is calculated based upon a fixed rate, determined quarterly, depending on the total net leverage ratio. For the three months ended March 31, 2019 and March 31, 2018, the average interest rate was 3.75% and 4.25%, respectively. See Note 8 - Affiliated Company Credit Agreement for more information.

Repurchase Program

In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program. The program previously allowed CONSOL Energy to use up to $25 million of the program to purchase CONSOL

Coal Resources LP's outstanding common units in the open market.  CONSOL Energy's Board of Directors approved changing the termination date of the program from June 30, 2019 to June 30, 2020. Also, in accordance with CONSOL Energy’s credit facility covenants, as of March 31, 2019, CONSOL Energy's limit was raised to a total of $50 million to be used for the purchase of CONSOL Coal Resources LP's outstanding common units in the open market.
NOTE 14—LONG-TERM INCENTIVE PLAN:

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

The general partner has granted equity-based phantom units that vest over a period of a recipient’s continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership recognized compensation expense of $397 and $360 for the three months ended March 31, 2019 and March 31, 2018, respectively, which is included in Selling, General and Administrative Expense in the unaudited Consolidated Statements of Operations. As of March 31, 2019, there is $1,208 of unearned compensation that will vest over a weighted average period of 0.84 years. The total fair value of phantom units vested during the three months ended March 31, 2019 and March 31, 2018 was $2,905 and $2,419, respectively. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2018	223,676	$15.67
Granted	17,190	$17.45
Vested	(158,491)	$13.40
Forfeited	(109)	$18.95
Nonvested at March 31, 2019	82,266	$18.64

NOTE 15—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND FINANCE SUBSIDIARY OF POSSIBLE FUTURE PUBLIC DEBT:

The Partnership filed a Registration Statement on Form S-3 (333-215962) with the SEC on March 10, 2017, which was declared effective by the SEC on March 14, 2017, to register the offer and sale of various securities, including debt securities. The registration statement registers guarantees of debt securities by CONSOL Operating and CONSOL Thermal Holdings (“Subsidiary Guarantors”). The Subsidiary Guarantors are 100% owned by the Partnership and any guarantees by the Subsidiary Guarantors will be full and unconditional and joint and several. In addition, the registration statement also includes CONSOL Coal Finance, which was formed for the sole purpose of co-issuing future debt securities with the Partnership. CONSOL Coal Finance is wholly owned by the Partnership, has no assets or any liabilities and its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto. The Partnership does not have any other subsidiaries other than the Subsidiary Guarantors and CONSOL Coal Finance. In addition, the Partnership has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Partnership by dividend or loan other than under the Affiliated Company Credit Agreement described in these notes. In the event that more than one of the Subsidiary Guarantors guarantee public debt securities of the Partnership in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the Subsidiary Guarantors. None of the assets of the Partnership, the Subsidiary Guarantors or CONSOL Coal Finance represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.
NOTE 16—SUBSEQUENT EVENTS:

On April 25, 2019, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the quarter ended March 31, 2019 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on May 15, 2019 to the unitholders of record at the close of business on May 7, 2019.

In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program. The program previously allowed CONSOL Energy to use up to $25 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market.  CONSOL Energy's Board of Directors approved changing the termination date of the program from June 30, 2019 to June 30, 2020. Also, in accordance with CONSOL Energy’s credit facility covenants, as of March 31, 2019, CONSOL Energy's limit was raised to a total of $50 million to be used for the purchase of CONSOL Coal Resources LP's outstanding common units in the open market.

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
Overview

We are a master limited partnership formed in 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. Our primary strategy for growing our business and increasing distributions to our unitholders is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. At March 31, 2019, the Partnership’s assets include a 25% undivided interest in, and operational control over, CONSOL Energy’s Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu coal that is sold primarily to electric utilities in the eastern United States. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

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

These non-GAAP financial measures should not be considered an alternative to total costs, total coal revenue, net income, operating cash flow, or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect net income or net cash, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

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

	Three Months Ended March 31,
	2019	2018
Total Costs	$70,887	$72,544
Freight Expense	(1,665)	(4,472)
Selling, General and Administrative Expenses	(4,560)	(3,020)
Interest Expense, Net	(1,351)	(1,951)
Other Costs (Non-Production)	(2,264)	(4,026)
Depreciation, Depletion and Amortization (Non-Production)	(577)	(540)
Cost of Coal Sold	$60,470	$58,535
Depreciation, Depletion and Amortization (Production)	(10,640)	(10,274)
Cash Cost of Coal Sold	$49,830	$48,261

We define average cash margin per ton as average coal revenue per ton, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation of average cash margin per ton to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended March 31,
	2019	2018
Total Coal Revenue	$83,126	$87,752
Operating and Other Costs	52,094	52,287
Less: Other Costs (Non-Production)	(2,264)	(4,026)
Cash Cost of Coal Sold	49,830	48,261
Add: Depreciation, Depletion and Amortization	11,217	10,814
Less: Depreciation, Depletion and Amortization (Non-Production)	(577)	(540)
Cost of Coal Sold	$60,470	$58,535
Total Tons Sold	1,683	1,656
Average Revenue Per Ton Sold	$49.38	$52.98
Average Cash Cost Per Ton Sold	29.71	29.21
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.21	6.13
Average Cost Per Ton Sold	$35.92	$35.34
Average Margin Per Ton Sold	13.46	17.64
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.21	6.13
Average Cash Margin Per Ton Sold	$19.67	$23.77

We define adjusted EBITDA as (i) net income (loss) before net interest expense, depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as long-term incentive awards including phantom units under the CONSOL Coal Resources LP 2015 Long-Term Incentive Plan (“Unit-Based Compensation”). The GAAP measure most directly comparable to adjusted EBITDA is net income.

We define distributable cash flow as (i) net income before net interest expense, depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as Unit-Based Compensation, less net cash interest paid and estimated maintenance capital expenditures, which is defined as those forecasted average capital expenditures required to maintain, over the long-term, the operating capacity of our capital assets. These estimated capital expenditures do not reflect the actual cash capital incurred in the period presented. Distributable cash flow will not reflect changes in working capital balances. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. We define distribution coverage ratio as a ratio of the distributable cash flow to the distributions, which is the $0.5125 per quarter distribution for all limited partner units, including common and subordinated units, issued for the periods presented.

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

	Three Months Ended March 31,
	2019	2018
Net Income	$15,220	$21,957
Plus:
Interest Expense, Net	1,351	1,951
Depreciation, Depletion and Amortization	11,217	10,814
Unit-Based Compensation	397	359
Adjusted EBITDA	$28,185	$35,081
Less:
Cash Interest	1,875	828
Estimated Maintenance Capital Expenditures	8,981	8,963
Distributable Cash Flow	$17,329	$25,290

Net Cash Provided by Operating Activities	$25,218	$29,264
Plus:
Interest Expense, Net	1,351	1,951
Other, Including Working Capital	1,616	3,866
Adjusted EBITDA	$28,185	$35,081
Less:
Cash Interest	1,875	828
Estimated Maintenance Capital Expenditures	8,981	8,963
Distributable Cash Flow	$17,329	$25,290
Minimum Quarterly Distributions	$14,405	$14,346
Distribution Coverage Ratio	1.2	1.8

Results of Operations

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Total net income was $15,220 for the three months ended March 31, 2019 compared to $21,957 for the three months ended March 31, 2018. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	March 31,
	2019	2018	Variance
	(in thousands)
Revenue:
Coal Revenue	$83,126	$87,752	$(4,626)
Freight Revenue	1,665	4,472	(2,807)
Other Income	1,316	2,277	(961)
Total Revenue and Other Income	86,107	94,501	(8,394)
Cost of Coal Sold:
Operating Costs	49,830	48,261	1,569
Depreciation, Depletion and Amortization	10,640	10,274	366
Total Cost of Coal Sold	60,470	58,535	1,935
Other Costs:
Other Costs	2,264	4,026	(1,762)
Depreciation, Depletion and Amortization	577	540	37
Total Other Costs	2,841	4,566	(1,725)
Freight Expense	1,665	4,472	(2,807)
Selling, General and Administrative Expenses	4,560	3,020	1,540
Interest Expense	1,351	1,951	(600)
Total Costs	70,887	72,544	(1,657)
Net Income	$15,220	$21,957	$(6,737)
Adjusted EBITDA	$28,185	$35,081	$(6,896)
Distributable Cash Flow	$17,329	$25,290	$(7,961)
Distribution Coverage Ratio	1.2	1.8	(0.6)

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Three Months Ended March 31,
Mine	2019	2018	Variance
Bailey	737	953	(216)
Enlow Fork	707	504	203
Harvey	268	218	50
Total	1,712	1,675	37

Coal production was 1,712 tons for the three months ended March 31, 2019 compared to 1,675 tons for the three months ended March 31, 2018. The Partnership’s coal production increased slightly due to increased production at the Enlow Fork mine, as geological conditions improved compared to the same period in 2018, and at the Harvey mine. This was partially offset by reduced production at the Bailey mine, resulting from a longwall move and other operational delays.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended March 31, 2019 and 2018 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended March 31,
	2019	2018	Variance
Total Tons Sold (in thousands)	1,683	1,656	27
Average Revenue Per Ton Sold	$49.38	$52.98	$(3.60)

Average Cash Cost Per Ton Sold	$29.71	$29.21	$0.50
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.21	6.13	0.08
Total Costs Per Ton Sold	$35.92	$35.34	$0.58
Average Margin Per Ton Sold	$13.46	$17.64	$(4.18)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.21	6.13	0.08
Average Cash Margin Per Ton Sold (1)	$19.67	$23.77	$(4.10)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $83,126 for the three months ended March 31, 2019 compared to $87,752 for the three months ended March 31, 2018. The $4,626 decrease was primarily attributable to a $3.60 lower average sales price per ton sold in the 2019 period, mainly driven by lower domestic netback pricing compared to the year-ago quarter.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $1,665 for the three months ended March 31, 2019 compared to $4,472 for the three months ended March 31, 2018. The $2,807 decrease was due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership not in the ordinary course of business. Other income remained materially consistent in the period-to-period comparison.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $60,470 for the three months ended March 31, 2019, or $1,935 higher than the $58,535 for the three months ended March 31, 2018. Total costs per ton sold were $35.92 per ton for the three months ended March 31, 2019 compared to $35.34 for the three months ended March 31, 2018. The increase in the total cost of coal sold was primarily driven by increased project expenses and gas well plugging activities, partially offset by reduced lease/rental expense as two longwall shields' operating leases were refinanced as finance leases in the first quarter of 2018. Since the fourth quarter of 2017, the Partnership has seen modest inflation in the cost of supplies that contain steel and other commodities for which prices are strengthening, as well as in the cost of contract labor. The Partnership has been successful in managing these inflationary pressures and keeping its overall cost increase to a minimum through productivity gains and automation.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs decreased $1,725 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in current quarter costs related to externally purchased coal to blend and resell, and demurrage charges incurred in the year-ago quarter.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses were $4,560 for the three months ended March 31, 2019 compared to $3,020 for the three months ended March 31, 2018. The $1,540 increase in the period-to-period comparison was primarily related to accelerated non-cash amortization recorded in the current period for retiree-eligible employees who received awards under CONSOL Energy's Performance Incentive Plan.

Interest Expense

Interest expense, which primarily relates to obligations under our Affiliated Company Credit Agreement, remained materially consistent in the period-to-period comparison.

Adjusted EBITDA

Adjusted EBITDA was $28,185 for the three months ended March 31, 2019 compared to $35,081 for the three months ended March 31, 2018. The $6,896 decrease was primarily a result of a $4.10 decrease in the average cash margin per ton sold, or $6,900. This was offset by a slight increase in sales tons and changes in various non-production related costs, as described above.

Distributable Cash Flow

Distributable cash flow was $17,329 for the three months ended March 31, 2019 compared to $25,290 for the three months ended March 31, 2018. The $7,961 decrease was primarily attributable to a $6,896 decrease in Adjusted EBITDA, as discussed above. The decrease in distributable cash flow was also due to a $1,047 increase in cash interest paid. Although interest expense remained materially consistent in the period-to-period comparison, the debt restructuring in November 2017 resulted in only one month of interest being paid during the three months ended March 31, 2018 compared to a full quarter of interest paid during the three months ended March 31, 2019.

Capital Resources and Liquidity

Liquidity and Financing Arrangements

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Affiliated Company Credit Agreement, and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and our long-term capital expenditure requirements and to make quarterly cash distributions as declared by the board of directors of our general partner. The Partnership filed a universal shelf registration statement on Form S-3 (333-215962) on March 10, 2017, which was declared effective by the SEC on March 14, 2017, for an aggregate amount of $750,000 to provide the Partnership with additional flexibility to access capital markets quickly.

We expect to generate adequate cash flow from operations in 2019, through continued demand from the export and domestic thermal markets and consistent cost control measures. We started construction on the coarse refuse disposal area project in 2017, which is expected to continue through 2021. Our total 2019 capital needs, including the coarse refuse disposal area project, are expected to be between $34,000 to $38,000, which is increased from 2018 levels due to additional expected maintenance capital expenditures related to airshaft construction projects, as well as additional belt system related expenditures.

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

On April 25, 2019, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the quarter ended March 31, 2019 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on May 15, 2019 to the unitholders of record at the close of business on May 7, 2019.

Affiliated Company Credit Agreement

On November 28, 2017, the Partnership and the other Credit Parties entered into the Affiliated Company Credit Agreement by and among the Credit Parties, CONSOL Energy, as lender and administrative agent, and PNC, as collateral agent. On March 28, 2019, the Affiliated Company Credit Agreement was amended to extend the maturity date from February 27, 2023 to December 28, 2024. The Affiliated Company Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $275,000 to be provided by CONSOL Energy, as lender. In connection with the Partnership’s entry into the Affiliated Company Credit Agreement, the Partnership made an initial draw of $200,583, the net proceeds of which were used to repay the amounts outstanding under the Partnership's prior credit facility. Additional drawings under the Affiliated Company Credit Agreement are available for general partnership purposes. The obligations under the Affiliated Company Credit Agreement are guaranteed by the Partnership’s subsidiaries and secured by substantially all of the assets of the Partnership and its subsidiaries pursuant to the security agreement and various mortgages.

Interest on outstanding obligations under our Affiliated Company Credit Agreement accrues at a fixed rate ranging from 3.75% to 4.75% depending on the total net leverage ratio. The unused portion of our Affiliated Company Credit Agreement is subject to a commitment fee of 0.50% per annum.

As of March 31, 2019, the Partnership had $161,500 of borrowings outstanding under the Affiliated Company Credit Agreement, leaving $113,500 of unused capacity. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at March 31, 2019 was accrued at a rate of 3.75%.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios. For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At March 31, 2019, the Partnership was in compliance with its debt covenants with the first lien gross leverage ratio at 1.46 to 1.00 and the total net leverage ratio at 1.45 to 1.00.

Receivables Financing Agreement

On November 30, 2017, (i) CONSOL Marine Terminals LLC, as an originator of receivables, (ii) CPCC, as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”). Concurrently, (i) CONSOL Thermal Holdings, as sub-originator, and (ii) CPCC, as buyer and as initial servicer of the receivables for itself and CONSOL Thermal Holdings, entered into a Sub-Originator Agreement (the “Sub-Originator PSA”). In addition, on that date, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CPCC, as initial servicer, (iii) PNC, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub- Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). On August 30, 2018, the Securitization was amended, among other things, to extend the scheduled termination date to August 30, 2021.

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

As of March 31, 2019, the Partnership, through CONSOL Thermal Holdings, had sold $26,968 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collection efforts.

Cash Flows

	Three Months Ended March 31,
	2019	2018	Variance
	(in thousands)
Cash flows provided by operating activities	$25,218	$29,264	$(4,046)
Cash used in investing activities	$(8,093)	$(4,854)	$(3,239)
Cash used in financing activities	$(17,723)	$(25,195)	$7,472

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018:

Cash flows provided by operating activities decreased $4,046 in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a decrease in net income and a change in working capital.

Cash used in investing activities increased $3,239 in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily as a result of increased capital expenditures of $3,164, primarily due to an increase in airshaft construction projects and additional belt system related expenditures.

	Three Months Ended March 31,
	2019	2018	Variance
	(in thousands)
Building and Infrastructure	$3,692	$1,600	$2,092
Equipment Purchases and Rebuilds	1,761	1,123	638
Refuse Storage Area	1,670	1,999	(329)
Other	970	207	763
Total Capital Expenditures	$8,093	$4,929	$3,164

Cash flows used in financing activities decreased $7,472 in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in cash used in financing activities was primarily due to an $8,083 decrease in net payments made under the Affiliated Company Credit Agreement due to a decrease in distributable cash flow.
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

•	changes in coal prices or the costs of mining or transporting coal;

•	uncertainty in estimating economically recoverable coal reserves and replacement of reserves;

•	our ability to develop our existing coal reserves, acquire additional reserves and successfully execute our mining plans;

•	defects in title or loss of any leasehold interests with respect to our properties;

•	changes in general economic conditions, both domestically and globally;

•	competitive conditions within the coal industry;

•	changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers;

•	the availability and price of coal to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	our ability to successfully implement our business plan;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to coal mining;

•	major equipment failures and difficulties in obtaining equipment, parts and raw materials;

•	availability, reliability and costs of transporting coal;

•	adverse or abnormal geologic conditions, which may be unforeseen;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	operating in a single geographic area;

•	interest rates and interest rate hedging transactions;

•	our reliance on a few major customers;

•	labor availability, relations and other workforce factors;

•	defaults by CONSOL Energy under our operating agreement, employee services agreement and Affiliated Company Credit Agreement;

•	restrictions in our Affiliated Company Credit Agreement that may adversely affect our business;

•	changes in our tax status;

•	delays in the receipt of, failure to receive or revocation of necessary governmental permits;

•	the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof;

•	the effect of new or expanded greenhouse gas regulations;

•	the effects of litigation;

•	adverse effect of cybersecurity threats;

•	failure to maintain effective internal controls over financial reporting;

•	recent action and the possibility of future action on trade by U.S. and foreign governments;

•	conflicts of interest that may cause our general partner or CONSOL Energy to favor their own interest to our detriment;

•	the requirement that we distribute all of our available cash; and

•	other factors discussed in our 2018 Annual Report on Form 10-K under “Risk Factors,” as updated by any subsequent Quarterly Reports on Forms 10-Q, which are on file at the SEC.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Partnership implemented an enterprise resource planning (“ERP”) system, which is expected to improve the efficiency of certain financial and related transactional processes. During the first quarter of fiscal year 2019, the Partnership completed the implementation of certain processes, and revised and updated the related controls. These changes did not materially affect the Partnership's internal control over financial reporting. As the Partnership implements the remaining functionality under this ERP system over the next year, it will continue to assess the impact on its internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to paragraph one within Part 1, Item 1. Financial Statements, “Note 11. Commitments and Contingent Liabilities,” which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Part I - Item 1A. Risk Factors” of our 2018 Form 10-K, as updated by any subsequent Form 10-Qs. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

10.1
Amendment No. 1, dated as of March 28, 2019, to Affiliated Company Credit Agreement, dated November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, National Association
Filed as Exhibit 10.1 to Form 8-K (#001-37456) filed on April 3, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2019, furnished in XBRL).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2019

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