Form 10-Q
period 2019-06-30
CONSOL Coal Resources LP
filed 2019-08-06
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
CONSOL Coal Resources LP had 16,021,699 common units, 11,611,067 subordinated units and a 1.7% general partner interest outstanding at July 25, 2019.

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

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Coal Revenue	$87,655	$92,674	$170,781	$180,426
Freight Revenue	964	4,361	2,629	8,833
Other Income	1,028	1,022	2,344	3,299
Total Revenue and Other Income	89,647	98,057	175,754	192,558

Operating and Other Costs [1]	58,450	57,299	110,544	109,586
Depreciation, Depletion and Amortization	11,336	11,896	22,553	22,710
Freight Expense	964	4,361	2,629	8,833
Selling, General and Administrative Expenses [2]	2,953	3,341	7,513	6,361
Interest Expense, Net [3]	1,557	1,784	2,908	3,735
Total Costs	75,260	78,681	146,147	151,225
Net Income	$14,387	$19,376	$29,607	$41,333

Less: General Partner Interest in Net Income	242	328	499	700
Limited Partner Interest in Net Income	$14,145	$19,048	$29,108	$40,633

Net Income per Limited Partner Unit - Basic	$0.51	$0.69	$1.05	$1.48
Net Income per Limited Partner Unit - Diluted	$0.51	$0.69	$1.05	$1.47

Limited Partner Units Outstanding - Basic	27,632,766	27,520,333	27,611,089	27,501,543
Limited Partner Units Outstanding - Diluted	27,653,823	27,588,062	27,649,547	27,578,427

Cash Distributions Declared per Unit [4]
Common Unit	$0.5125	$0.5125	$1.0250	$1.0250
Subordinated Unit	$0.5125	$0.5125	$1.0250	$1.0250

1 Related Party of $767 and $761 for the three months ended and $1,530 and $1,447 for the six months ended June 30, 2019 and June 30, 2018, respectively.
2 Related Party of $1,974 and $1,953 for the three months ended and $5,030 and $3,598 for the six months ended June 30, 2019 and June 30, 2018, respectively.
3Related party of $1,557 and $1,784 for the three months ended and $2,908 and $3,735 six months ended June 30, 2019 and June 30, 2018, respectively.
4 Represents the cash distributions declared related to the period presented. See Note 16 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$14,387	$19,376	$29,607	$41,333

Recognized Net Actuarial Gain	(3)	(2)	(6)	(4)
Other Comprehensive Loss	(3)	(2)	(6)	(4)

Comprehensive Income	$14,384	$19,374	$29,601	$41,329

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$460	$1,003
Trade Receivables	27,450	21,871
Other Receivables	599	1,068
Inventories	11,593	11,066
Prepaid Expenses	5,537	5,096
Total Current Assets	45,639	40,104
Property, Plant and Equipment:
Property, Plant and Equipment	965,678	946,298
Less—Accumulated Depreciation, Depletion and Amortization	548,745	526,747
Total Property, Plant and Equipment—Net	416,933	419,551
Other Assets:
Right of Use Asset—Operating Leases	17,994	—
Other Assets	13,531	14,908
Total Other Assets	31,525	14,908
TOTAL ASSETS	$494,097	$474,563

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts Payable	$24,811	$24,834
Accounts Payable—Related Party	380	3,831
Other Accrued Liabilities	41,712	35,419
Total Current Liabilities	66,903	64,084
Long-Term Debt:
Affiliated Company Credit Agreement—Related Party	165,000	163,000
Finance Lease Obligations	3,096	5,067
Total Long-Term Debt	168,096	168,067
Other Liabilities:
Pneumoconiosis Benefits	4,683	4,260
Workers’ Compensation	3,015	3,119
Asset Retirement Obligations	10,776	9,775
Operating Lease Liability	14,695	—
Other	539	518
Total Other Liabilities	33,708	17,672
TOTAL LIABILITIES	268,707	249,823
Partners’ Capital:
Common Units (16,021,699 Units Outstanding at June 30, 2019; 15,911,211 Units Outstanding at December 31, 2018)	212,435	212,122
Subordinated Units (11,611,067 Units Outstanding at June 30, 2019 and December 31, 2018)	(11,091)	(11,421)
General Partner Interest	12,132	12,119
Accumulated Other Comprehensive Income	11,914	11,920
Total Partners’ Capital	225,390	224,740
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$494,097	$474,563

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in thousands)

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$212,122	$(11,421)	$12,119	$11,920	$224,740
(unaudited)
Net Income	8,676	6,287	257	—	15,220
Unitholder Distributions	(8,211)	(5,951)	(243)	—	(14,405)
Unit-Based Compensation	397	—	—	—	397
Units Withheld for Taxes	(880)	—	—	—	(880)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(3)	(3)
Balance at March 31, 2019	$212,104	$(11,085)	$12,133	$11,917	$225,069
Net Income	8,201	5,944	242	—	14,387
Unitholder Distributions	(8,211)	(5,950)	(243)	—	(14,404)
Unit-Based Compensation	341	—	—	—	341
Units Withheld for Taxes	—	—	—	—	—
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(3)	(3)
Balance at June 30, 2019	$212,435	$(11,091)	$12,132	$11,914	$225,390

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$205,974	$(15,225)	$11,964	$10,443	$213,156
(unaudited)
Net Income	12,477	9,108	372	—	21,957
Unitholder Distributions	(8,153)	(5,951)	(242)	—	(14,346)
Unit-Based Compensation	359	—	—	—	359
Units Withheld for Taxes	(899)	—	—	—	(899)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(2)	(2)
Balance at March 31, 2018	$209,758	$(12,068)	$12,094	$10,441	$220,225
Net Income	11,013	8,035	328	—	19,376
Unitholder Distributions	(8,153)	(5,950)	(244)	—	(14,347)
Unit-Based Compensation	508	—	—	—	508
Units Withheld for Taxes	—	—	—	—	—
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(2)	(2)
Balance at June 30, 2018	$213,126	$(9,983)	$12,178	$10,439	$225,760

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$29,607	$41,333
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	22,553	22,710
Loss (Gain) on Sale of Assets	5	(62)
Unit-Based Compensation	738	867
Changes in Operating Assets:
Accounts and Notes Receivable	(5,101)	9,072
Inventories	(527)	1,285
Prepaid Expenses	(441)	930
Changes in Other Assets	1,377	967
Changes in Operating Liabilities:
Accounts Payable	(1,160)	1,723
Accounts Payable—Related Party	(3,451)	384
Other Operating Liabilities	2,902	(1,466)
Changes in Other Liabilities	576	470
Net Cash Provided by Operating Activities	47,078	78,213
Cash Flows from Investing Activities:
Capital Expenditures	(18,046)	(12,179)
Proceeds from Sales of Assets	4	165
Net Cash Used in Investing Activities	(18,042)	(12,014)
Cash Flows from Financing Activities:
Payments on Finance Leases	(1,890)	(1,411)
Net Proceeds from (Payments on) Related Party Long-Term Notes	2,000	(36,083)
Payments for Unitholder Distributions	(28,809)	(28,693)
Units Withheld for Taxes	(880)	(899)
Net Cash Used in Financing Activities	(29,579)	(67,086)
Net Decrease in Cash	(543)	(887)
Cash at Beginning of Period	1,003	1,533
Cash at End of Period	$460	$646

Non-Cash Investing and Financing Activities:
Finance Lease	$—	$11,495

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

For the three and six months ended June 30, 2019 and 2018, the unaudited Consolidated Financial Statements include the accounts of CONSOL Operating and CONSOL Thermal Holdings, wholly owned and controlled subsidiaries.

The Partnership is a master limited partnership formed on March 16, 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. As of June 30, 2019, the Partnership's assets are comprised of a 25% undivided interest in, and operational control over, the Pennsylvania Mining Complex. The Partnership's common units trade on the New York Stock Exchange under the ticker symbol “CCR.”

Recent Accounting Pronouncements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 - Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in update 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements of capitalizing implementation costs incurred to develop or obtain internal-use software. These changes will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Partnership’s financial statements.

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

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. In May 2019, the FASB updated Topic 326 by issuing ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The amendments in these Updates will be applied using a modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Management does not expect this update to have a material impact on the Partnership's financial statements.

NOTE 2—REVENUE:

The following table disaggregates our revenue by major source for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Coal Revenue	$87,655	$92,674	$170,781	$180,426
Freight Revenue	964	4,361	2,629	8,833
Total Revenue from Contracts with Customers	$88,619	$97,035	$173,410	$189,259

Our revenue is recognized when title passes to the customer. We have determined that each ton of coal represents a separate and distinct performance obligation. Our coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.

The estimated transaction price from each of our contracts is based on the total amount of consideration to which we expect to be entitled under the contract. Included in the transaction price for certain coal supply contracts is the impact of variable consideration, including quality price adjustments, handling services, per-ton price fluctuations based on certain coal sales price indices and anticipated payments in lieu of shipments. The estimated transaction price for each contract is allocated to our performance obligations based on relative standalone selling prices determined at contract inception.

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

While we do, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs have been immaterial to our net income. As of and for the three and six months ended June 30, 2019 and June 30, 2018, we do not have any capitalized costs to obtain customer contracts on our balance sheet nor have we recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Partnership has not recognized any revenue in the current period from performance obligations satisfied (or partially satisfied) in previous periods.

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
The following table illustrates the Partnership’s calculation of net income per unit for common units and subordinated units (in thousands, except for per unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$14,387	$19,376	$29,607	$41,333
Less: General Partner Interest in Net Income	242	328	499	700
Net Income Allocable to Limited Partner Units	$14,145	$19,048	$29,108	$40,633

Limited Partner Interest in Net Income - Common Units	$8,201	$11,013	$16,877	$23,490
Limited Partner Interest in Net Income - Subordinated Units	5,944	8,035	12,231	17,143
Limited Partner Interest in Net Income - Basic & Diluted	$14,145	$19,048	$29,108	$40,633

Weighted Average Limited Partner Units Outstanding - Basic
Common Units	16,021,699	15,909,266	16,000,022	15,890,476
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	27,632,766	27,520,333	27,611,089	27,501,543

Weighted Average Limited Partner Units Outstanding - Diluted
Common Units	16,042,756	15,976,995	16,038,480	15,967,360
Subordinated Units	11,611,067	11,611,067	11,611,067	11,611,067
Total	27,653,823	27,588,062	27,649,547	27,578,427

Net Income Per Limited Partner Unit - Basic
Common Units	$0.51	$0.69	$1.05	$1.48
Subordinated Units	$0.51	$0.69	$1.05	$1.48
Net Income Per Limited Partner Unit - Basic	$0.51	$0.69	$1.05	$1.48

Net Income Per Limited Partner Unit - Diluted
Common Units	$0.51	$0.69	$1.05	$1.47
Subordinated Units	$0.51	$0.69	$1.05	$1.48
Net Income Per Limited Partner Unit - Diluted	$0.51	$0.69	$1.05	$1.47

There were zero phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the three and six months ended June 30, 2019. There were 126,799 phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the three and six months ended June 30, 2018.

NOTE 4—INVENTORIES:

	June 30, 2019	December 31, 2018
Coal	$970	$1,160
Supplies	10,623	9,906
Total Inventories	$11,593	$11,066

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
NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2019	December 31, 2018
Coal and Other Plant and Equipment	$653,407	$636,105
Coal Properties and Surface Lands	122,674	122,679
Airshafts	104,313	102,275
Mine Development	81,538	81,538
Advance Mining Royalties	3,746	3,701
Total Property, Plant and Equipment	965,678	946,298
Less: Accumulated Depreciation, Depletion and Amortization	548,745	526,747
Total Property, Plant and Equipment, Net	$416,933	$419,551

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

As of June 30, 2019 and December 31, 2018, property, plant and equipment includes gross assets under finance lease of $11,882 and $11,919, respectively. Accumulated amortization for finance leases was $5,415 and $3,529 at June 30, 2019 and December 31, 2018, respectively. Amortization expense for assets under finance leases approximated $966 and $968 for the three months ended and $ 1,933 and $1,295 for the six months ended June 30, 2019 and June 30, 2018, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying unaudited Consolidated Statements of Operations.
NOTE 6—LEASES:

On January 1, 2019, the Partnership adopted Accounting Standards Codification (“ASC”) Topic 842 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements. As allowed under this guidance, the Partnership elected not to recast the comparative periods presented when transitioning to ASC 842. As most of the Partnership's leases do not provide an implicit rate, the Partnership has taken a portfolio approach of applying its incremental borrowing rate based on the information available at the adoption date to calculate the present value of lease payments over the lease term. The Partnership has elected the package of practical expedients permitted under the transition guidance within the standard, which allows the Partnership (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. The Partnership has also elected the practical expedient to not evaluate land easements that existed or expired before its adoption of Topic 842 and the practical expedient to not separate lease and non-lease components; that is, to account lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Further, the Partnership made an accounting policy election to keep leases with an initial term of twelve months or less off the Consolidated Balance Sheets. The Partnership will recognize those lease payments in the unaudited Consolidated Statements of Operations over the lease term. For the three and six months ended June 30, 2019, these short term lease expenses were not material to the Partnership's financial statements.

Based on the Partnership's lease portfolio, the standard had a material impact on the Partnership’s unaudited Consolidated Balance Sheets, but did not have a significant impact on the Partnership’s consolidated net earnings and cash flows. The most significant impact was the recognition of Right of Use (“ROU”) assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. The Partnership's bank covenants were not affected by this update. The Partnership recorded operating lease ROU assets and operating lease liabilities of approximately $20 million as of January 1, 2019, primarily related to mining equipment, based on the present value of the future lease payments on the date of adoption.

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

The Partnership has operating leases for mining or other equipment used in operations and office space. Many leases include one or more options to renew, some of which include options to extend the leases, and some leases include options to terminate or buy out the leases within a set period of time. In some of the Partnership’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for inflation and/or changes in other indexes. Many of our operating lease payments for mining equipment contain a variable component which is calculated based upon production metrics such as feet of advance or raw tonnage mined. While most of our leases contain clauses regarding the general condition of the equipment upon lease termination, they do not contain residual value guarantees.

For the three and six ended June 30, 2019, the components of operating lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed Operating Lease Expense	$1,538	$3,180
Variable Operating Lease Expense	825	1,588
Total Operating Lease Expense	$2,363	$4,768
Supplemental cash flow information related to the Partnership’s operating leases for the six months ended June 30, 2019 was as follows:

Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$1,886
ROU Assets Obtained in Exchange for Operating Lease Obligations	$—

The following table presents the lease balances within the unaudited Consolidated Balance Sheets, weighted average lease term, and weighted average discount rates related to the Partnership’s operating leases as of June 30, 2019:

Lease Assets and Liabilities	Classification	Amount
Assets:
Operating Lease ROU Assets	Other Assets	$17,994

Liabilities:
Current:
Operating Lease Liabilities	Other Accrued Liabilities	$3,839
Long-Term:
Operating Lease Liabilities	Operating Lease Liabilities	$14,695
Total Operating Lease Liabilities		$18,534

Weighted Average Remaining Lease Term (in Years)		4.39
Weighted Average Discount Rate		6.69%

The Partnership also enters into finance leases for mining equipment and automobiles. Assets arising from finance leases are included in Property, Plant and Equipment, Net and the liabilities are included in Other Accrued Liabilities and Long-Term Debt in the Partnership's unaudited Consolidated Balance Sheets.

For the three and six months ended June 30, 2019, the components of finance lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Amortization of Right of Use Assets	$966	$1,933
Interest Expense	$96	$205
The following table presents the weighted average lease term and weighted average discount rates related to the Partnership’s finance leases as of June 30, 2019:

Weighted Average Remaining Lease Term (in Years)	1.70
Weighted Average Discount Rate	5.25%

The following table presents the future maturities of the Partnership’s operating and finance lease liabilities, together with the present value of the net minimum lease payments, at June 30, 2019:

	Finance Leases	Operating Leases
Remainder of 2019	$1,747	$2,913
2020	4,181	5,686
2021	1,055	5,483
2022	15	3,029
2023	11	1,314
Thereafter	—	3,044
Total minimum lease payments	$7,009	$21,469
Less amount representing interest	318	2,935
Present value of minimum lease payments	$6,691	$18,534

As of June 30, 2019, the Partnership had no additional significant operating or finance leases that had not yet commenced.

NOTE 7—OTHER ACCRUED LIABILITIES:

	June 30, 2019	December 31, 2018
Subsidence Liability	$22,731	$20,883
Accrued Payroll and Benefits	4,527	2,693
Accrued Interest (Related Party)	2,049	1,767
Accrued Other Taxes	453	1,071
Other	1,443	2,440
Current Portion of Long-Term Liabilities:
Operating Lease Liability	3,839	—
Finance Leases	3,595	3,503
Workers’ Compensation	1,841	1,554
Asset Retirement Obligations	954	1,202
Pneumoconiosis Benefits	152	165
Long-Term Disability	128	141
Total Other Accrued Liabilities	$41,712	$35,419

NOTE 8—AFFILIATED COMPANY CREDIT AGREEMENT:

	June 30, 2019	December 31, 2018
Affiliated Company Credit Agreement (3.75% interest rate at June 30, 2019 and December 31, 2018)	$165,000	$163,000

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

The Partnership had available capacity under the Affiliated Company Credit Agreement of $110,000 and $112,000 as of June 30, 2019 and December 31, 2018, respectively. Interest on outstanding borrowings under the Affiliated Company Credit Agreement was accrued at a rate of 3.75% as of June 30, 2019 and December 31, 2018. The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios.

For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At June 30, 2019, the Partnership was in compliance with its debt covenants with the first lien gross leverage ratio at 1.56 to 1.00 and the total net leverage ratio at 1.55 to 1.00.
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

	CWP				Workers’ Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service Cost	$200	$372	$400	$745	$349	$366	$698	$732
Interest Cost	48	36	97	72	41	35	82	70
Amortization of Actuarial (Gain) Loss	7	(5)	13	(11)	(12)	(1)	(24)	(3)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	45	22	96	29
Net Periodic Benefit Cost	$255	$403	$510	$806	$423	$422	$852	$828

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Affiliated Company Credit Agreement - Related Party	$165,000	$165,000	$163,000	$163,000

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

At June 30, 2019, the Partnership was contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $98,546. The instruments are comprised of $856 of letters of credit expiring within the next three years, $88,814 of environmental surety bonds expiring within the next three years, and $8,876 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

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

As of June 30, 2019, the Partnership, through CONSOL Thermal Holdings, sold $27,450 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
NOTE 13—RELATED PARTY:

Omnibus Agreement

The Partnership is a party to the Omnibus Agreement, dated September 30, 2016, as amended on November 28, 2017, with our sponsor and certain of its subsidiaries. Under the Omnibus Agreement, we are obligated to make certain payments to, and reimburse, CONSOL Energy for the provision of certain services in connection with our operations.

Charges for services from CONSOL Energy under the Omnibus Agreement include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating and Other Costs	$767	$761	$1,530	$1,447
Selling, General and Administrative Expenses	1,974	1,953	5,030	3,598
Total Services from CONSOL Energy	$2,741	$2,714	$6,560	$5,045

At June 30, 2019 and December 31, 2018, the Partnership had a net payable to CONSOL Energy in the amount of $380 and $3,831, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

Affiliated Company Credit Agreement

As described in Note 8, the Partnership is also a party to the Affiliated Company Credit Agreement with CONSOL Energy.

For the three and six months ended June 30, 2019, $1,971 and $3,766, respectively, of interest was incurred under the Affiliated Company Credit Agreement, of which $1,557 and $2,908, respectively, is included in Interest Expense, Net in the unaudited Consolidated Statements of Operations, and $414 and $858, respectively, was capitalized and included in Property, Plant and Equipment in the unaudited Consolidated Balance Sheets. For the three and six months ended June 30, 2018, $1,976 and $4,110, respectively, of interest was incurred under the Affiliated Company Credit Agreement, of which $1,784 and $3,735, respectively, is included in Interest Expense, Net in the unaudited Consolidated Statements of Operations, and $192 and $375, respectively, was capitalized and included in Property, Plant and Equipment in the unaudited Consolidated Balance Sheets. Interest is calculated based upon a fixed rate, determined quarterly, depending on the total net leverage ratio. For the three and six months ended June 30, 2019 the average interest rate was 3.75% and for the three and six months ended June 30, 2018, the average interest rate was 4.01% and 4.13%, respectively . See Note 8 - Affiliated Company Credit Agreement for more information.

Repurchase Program

In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program. The program previously allowed CONSOL Energy to use up to $25 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market.  CONSOL Energy's Board of Directors approved changing the termination date of the program from June 30, 2019 to June 30, 2020. Also, in accordance with CONSOL Energy’s credit facility covenants as of June 30, 2019, the total amount that can be used for repurchases of both its own securities and the Partnership's outstanding common units was raised to $50 million. During the six months ended June 30, 2019, 6,884 common units were purchased at an average price of $17.35 per unit.
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

The general partner has granted equity-based phantom units that vest over a period of a recipient’s continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership recognized compensation expense of $341 and $510 for the three months ended and $738 and $867 for the six months ended June 30, 2019 and June 30, 2018, respectively, which is included in Selling, General and Administrative Expense in the unaudited Consolidated Statements of Operations. As of June 30, 2019, there is $828 of unearned compensation that will vest over a weighted average period of 0.59 years. There were no phantom units that vested during the three months ended June 30, 2019. The total fair value of phantom units vested during the three months ended June 30, 2018 was $50. The total fair value of phantom units vested during the six months ended June 30, 2019 and June 30, 2018 was $2,905 and $2,468, respectively. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2018	223,676	$15.67
Granted	17,190	$17.45
Vested	(158,491)	$13.40
Forfeited	(2,069)	$18.95
Nonvested at June 30, 2019	80,306	$18.63

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
NOTE 16—SUBSEQUENT EVENTS:

On July 25, 2019, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the quarter ended June 30, 2019 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on August 15, 2019 to the unitholders of record at the close of business on August 8, 2019.

On July 25, 2019, the Board of Directors of our general partner announced that upon payment of the cash distribution with respect to the quarter ended June 30, 2019, the financial requirements for the conversion of all subordinated units will be satisfied. As a result, on August 16, 2019, all 11,611,067 subordinated units, which are owned entirely by CONSOL Energy Inc., will be converted into common units on a one-for-one basis. The conversion will not impact the amount of the cash distribution paid or the total number of the Partnership's outstanding units representing limited partner interests.

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
Overview

We are a master limited partnership formed in 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. Our primary strategy for growing our business and increasing distributions to our unitholders is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. At June 30, 2019, the Partnership’s assets include a 25% undivided interest in, and operational control over, CONSOL Energy’s Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu coal that is sold primarily to electric utilities in the eastern United States. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Costs	$75,260	$78,681	$146,147	$151,225
Freight Expense	(964)	(4,361)	(2,629)	(8,833)
Selling, General and Administrative Expenses	(2,953)	(3,341)	(7,513)	(6,361)
Interest Expense, Net	(1,557)	(1,784)	(2,908)	(3,735)
Other Costs (Non-Production)	(907)	(4,239)	(3,171)	(8,265)
Depreciation, Depletion and Amortization (Non-Production)	(509)	(543)	(1,086)	(1,083)
Cost of Coal Sold	$68,370	$64,413	$128,840	$122,948
Depreciation, Depletion and Amortization (Production)	(10,827)	(11,353)	(21,467)	(21,627)
Cash Cost of Coal Sold	$57,543	$53,060	$107,373	$101,321

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Coal Revenue	$87,655	$92,674	$170,781	$180,426
Operating and Other Costs	58,450	57,299	110,544	109,586
Less: Other Costs (Non-Production)	(907)	(4,239)	(3,171)	(8,265)
Cash Cost of Coal Sold	57,543	53,060	107,373	101,321
Add: Depreciation, Depletion and Amortization	11,336	11,896	22,553	22,710
Less: Depreciation, Depletion and Amortization (Non-Production)	(509)	(543)	(1,086)	(1,083)
Cost of Coal Sold	$68,370	$64,413	$128,840	$122,948
Total Tons Sold	1,844	1,958	3,527	3,614
Average Revenue Per Ton Sold	$47.53	$47.34	$48.41	$49.93
Average Cash Cost Per Ton Sold	31.07	26.99	30.42	28.01
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.00	5.91	6.10	6.02
Average Cost Per Ton Sold	$37.07	$32.90	$36.52	$34.03
Average Margin Per Ton Sold	10.46	14.44	11.89	15.90
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.00	5.91	6.10	6.02
Average Cash Margin Per Ton Sold	$16.46	$20.35	$17.99	$21.92

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$14,387	$19,376	$29,607	$41,333
Plus:
Interest Expense, Net	1,557	1,784	2,908	3,735
Depreciation, Depletion and Amortization	11,336	11,896	22,553	22,710
Unit-Based Compensation	341	508	738	867
Adjusted EBITDA	$27,621	$33,564	$55,806	$68,645
Less:
Cash Interest	1,815	2,130	3,690	2,958
Estimated Maintenance Capital Expenditures	9,028	9,085	18,009	18,048
Distributable Cash Flow	$16,778	$22,349	$34,107	$47,639

Net Cash Provided by Operating Activities	$21,860	$48,949	$47,078	$78,213
Plus:
Interest Expense, Net	1,557	1,784	2,908	3,735
Other, Including Working Capital	4,204	(17,169)	5,820	(13,303)
Adjusted EBITDA	$27,621	$33,564	$55,806	$68,645
Less:
Cash Interest	1,815	2,130	3,690	2,958
Estimated Maintenance Capital Expenditures	9,028	9,085	18,009	18,048
Distributable Cash Flow	$16,778	$22,349	$34,107	$47,639
Minimum Quarterly Distributions	$14,404	$14,348	$28,809	$28,694
Distribution Coverage Ratio	1.2	1.6	1.2	1.7

Results of Operations

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Total net income was $14,387 for the three months ended June 30, 2019 compared to $19,376 for the three months ended June 30, 2018. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	June 30,
	2019	2018	Variance
	(in thousands)
Revenue:
Coal Revenue	$87,655	$92,674	$(5,019)
Freight Revenue	964	4,361	(3,397)
Other Income	1,028	1,022	6
Total Revenue and Other Income	89,647	98,057	(8,410)
Cost of Coal Sold:
Operating Costs	57,543	53,060	4,483
Depreciation, Depletion and Amortization	10,827	11,353	(526)
Total Cost of Coal Sold	68,370	64,413	3,957
Other Costs:
Other Costs	907	4,239	(3,332)
Depreciation, Depletion and Amortization	509	543	(34)
Total Other Costs	1,416	4,782	(3,366)
Freight Expense	964	4,361	(3,397)
Selling, General and Administrative Expenses	2,953	3,341	(388)
Interest Expense	1,557	1,784	(227)
Total Costs	75,260	78,681	(3,421)
Net Income	$14,387	$19,376	$(4,989)
Adjusted EBITDA	$27,621	$33,564	$(5,943)
Distributable Cash Flow	$16,778	$22,349	$(5,571)
Distribution Coverage Ratio	1.2	1.6	(0.4)

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Three Months Ended June 30,
Mine	2019	2018	Variance
Bailey	807	863	(56)
Enlow Fork	615	697	(82)
Harvey	384	361	23
Total	1,806	1,921	(115)

Coal production was 1,806 tons for the three months ended June 30, 2019 compared to 1,921 tons for the three months ended June 30, 2018. The Partnership’s coal production decreased slightly due to the impacts of an additional longwall move during the three months ended June 30, 2019, slower recovery of the longwall after the move and other operational delays. The Harvey mine achieved a record-high quarterly production during the three months ended June 30, 2019.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended June 30, 2019 and 2018 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended June 30,
	2019	2018	Variance
Total Tons Sold (in thousands)	1,844	1,958	(114)
Average Revenue Per Ton Sold	$47.53	$47.34	$0.19

Average Cash Cost Per Ton Sold	$31.07	$26.99	$4.08
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.00	5.91	0.09
Total Costs Per Ton Sold	$37.07	$32.90	$4.17
Average Margin Per Ton Sold	$10.46	$14.44	$(3.98)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.00	5.91	0.09
Average Cash Margin Per Ton Sold (1)	$16.46	$20.35	$(3.89)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $87,655 for the three months ended June 30, 2019 compared to $92,674 for the three months ended June 30, 2018. The $5,019 decrease was primarily attributable to a decrease in tons sold. Average revenue per ton benefited from an increase in prices the Partnership received for its export coal. This was partially offset by a decline in average revenue per ton on the Partnership's power price-linked domestic netback contracts, as PJM West power prices averaged approximately 27% lower compared to the year-ago quarter.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $964 for the three months ended June 30, 2019 compared to $4,361 for the three months ended June 30, 2018. The $3,397 decrease was due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership related to non-coal producing activities. Other income remained materially consistent in the period-to-period comparison.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $68,370 for the three months ended June 30, 2019, or $3,957 higher than the $64,413 for the three months ended June 30, 2018. Total costs per ton sold were $37.07 per ton for the three months ended June 30, 2019 compared to $32.90 for the three months ended June 30, 2018. The increase in the total cost of coal sold was primarily driven by additional equipment rebuilds and longwall overhauls due to the timing of longwall moves and panel development. Also, the Partnership has seen an increase in maintenance and supply costs as a result of a slower start-up after the longwall move and tougher geological conditions and operational delays at the Bailey Mine.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to an individual mine and therefore are not included in unit costs. Total other costs decreased $3,366 in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease was primarily attributable to additional costs incurred in the year-ago quarter, related to discretionary employee benefit expenses and demurrage charges that were not incurred in the current quarter.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses remained materially consistent in the period-to-period comparison.

Interest Expense

Interest expense, which primarily relates to obligations under our Affiliated Company Credit Agreement, remained materially consistent in the period-to-period comparison.

Adjusted EBITDA

Adjusted EBITDA was $27,621 for the three months ended June 30, 2019 compared to $33,564 for the three months ended June 30, 2018. The $5,943 decrease was primarily a result of a $3.89 decrease in the average cash margin per ton sold coupled with 114 fewer tons sold in the quarter, which equated to a $9,502 decrease to adjusted EBITDA. This was partially offset by lower non-production related costs as discussed above.

Distributable Cash Flow

Distributable cash flow was $16,778 for the three months ended June 30, 2019 compared to $22,349 for the three months ended June 30, 2018. The $5,571 decrease was primarily attributable to a $5,943 decrease in Adjusted EBITDA, as discussed above.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Total net income was $29,607 for the six months ended June 30, 2019 compared to $41,333 for the six months ended June 30, 2018. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Six Months Ended
	June 30,
	2019	2018	Variance
	(in thousands)
Revenue:
Coal Revenue	$170,781	$180,426	$(9,645)
Freight Revenue	2,629	8,833	(6,204)
Other Income	2,344	3,299	(955)
Total Revenue and Other Income	175,754	192,558	(16,804)
Cost of Coal Sold:
Operating Costs	107,373	101,321	6,052
Depreciation, Depletion and Amortization	21,467	21,627	(160)
Total Cost of Coal Sold	128,840	122,948	5,892
Other Costs:
Other Costs	3,171	8,265	(5,094)
Depreciation, Depletion and Amortization	1,086	1,083	3
Total Other Costs	4,257	9,348	(5,091)
Freight Expense	2,629	8,833	(6,204)
Selling, General and Administrative Expenses	7,513	6,361	1,152
Interest Expense	2,908	3,735	(827)
Total Costs	146,147	151,225	(5,078)
Net Income	$29,607	$41,333	$(11,726)
Adjusted EBITDA	$55,806	$68,645	$(12,839)
Distributable Cash Flow	$34,107	$47,639	$(13,532)
Distribution Coverage Ratio	1.2	1.7	(0.5)
Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Six months ended June 30,
Mine	2019	2018	Variance
Bailey	1,543	1,816	(273)
Enlow Fork	1,323	1,201	122
Harvey	652	579	73
Total	3,518	3,596	(78)

Coal production was 3,518 tons for the six months ended June 30, 2019 compared to 3,596 tons for the six months ended June 30, 2018. The Partnership’s coal production decreased slightly, mainly due to reduced production at the Bailey mine resulting from a longwall move and other operational delays. This was partially offset by increased production at the Enlow Fork mine, as geological conditions improved compared to the year-ago period, and at the Harvey mine.

Coal Operations

Coal revenue and cost components on a per unit basis for the six months ended June 30, 2019 and 2018 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Six months ended June 30,
	2019	2018	Variance
Total Tons Sold (in thousands)	3,527	3,614	(87)
Average Revenue Per Ton Sold	$48.41	$49.93	$(1.52)

Average Cash Cost Per Ton Sold	$30.42	$28.01	$2.41
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.10	6.02	0.08
Total Costs Per Ton Sold	$36.52	$34.03	$2.49
Average Margin Per Ton Sold	$11.89	$15.90	$(4.01)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.10	6.02	0.08
Average Cash Margin Per Ton Sold (1)	$17.99	$21.92	$(3.93)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $170,781 for the six months ended June 30, 2019 compared to $180,426 for the six months ended June 30, 2018. The $9,645 decrease was primarily attributable to a $1.52 lower average sales price per ton sold in the 2019 period, mainly driven by lower domestic netback contract pricing compared to the year-ago period, as well as a decrease in tons sold. This decrease was partially offset by an increase in prices the Partnership received for its export coal.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $2,629 for the six months ended June 30, 2019 compared to $8,833 for the six months ended June 30, 2018. The $6,204 decrease was due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership relating to non-coal producing activities. Other income was $2,344 for the six months ended June 30, 2019 compared to $3,299 for the six months ended June 30, 2018 . The $955 decrease was primarily attributable to a decrease in sales of externally purchased coal to blend and resell.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $128,840 for the six months ended June 30, 2019, or $5,892 higher than the $122,948 for the six months ended June 30, 2018. Total costs per ton sold were $36.52 per ton for the six months ended June 30, 2019 compared to $34.03 for the six months ended June 30, 2018. The increase in the total cost of coal sold was primarily driven by additional equipment rebuilds and longwall overhauls due to the timing of longwall moves and panel development. Also, the Partnership has seen an increase in maintenance and supply costs as a result of a slower start-up after the longwall move and tougher geological conditions and operational delays at the Bailey Mine.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to an individual mine and therefore are not included in unit costs. Total other costs decreased $5,091 in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was primarily attributable to additional costs incurred in the year-ago period related to externally purchased coal to blend and resell, discretionary employee benefit expenses and demurrage charges.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses were $7,513 for the six months ended June 30, 2019 compared to $6,361 for the six months ended June 30, 2018. The $1,152 increase in the period-to-period comparison was primarily related to accelerated non-cash amortization recorded in the current period for retiree-eligible employees who received awards under CONSOL Energy's Performance Incentive Plan.

Interest Expense

Interest expense, which primarily relates to obligations under our Affiliated Company Credit Agreement, was $2,908 for the six months ended June 30, 2019 compared to $3,735 for the six months ended June 30, 2018. The decrease was primarily attributable to a lower average daily balance outstanding under the Affiliated Company Credit Agreement than had been drawn in the previous year.

Adjusted EBITDA

Adjusted EBITDA was $55,806 for the six months ended June 30, 2019 compared to $68,645 for the six months ended June 30, 2018. The $12,839 decrease was primarily a result of a $3.93 decrease in the average cash margin per ton sold coupled with 87 fewer tons sold in the period, which equated to a $15,697 decrease to adjusted EBITDA. This was partially offset by lower non-production related costs as discussed above.

Distributable Cash Flow

Distributable cash flow was $34,107 for the six months ended June 30, 2019 compared to $47,639 for the six months ended June 30, 2018. The $13,532 decrease was primarily attributable to a $12,839 decrease in Adjusted EBITDA, as discussed above.

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

We expect to generate adequate cash flow from operations in 2019 through continued demand from the export and domestic thermal markets and consistent cost control measures. We started construction on the coarse refuse disposal area project in 2017, which is expected to continue through 2021. Our total 2019 capital needs, including the coarse refuse disposal area project, are expected to be between $34,000 to $38,000, which is increased from 2018 levels due to additional expected maintenance capital expenditures related to airshaft construction projects, as well as additional belt system related expenditures.

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

On July 25, 2019, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the quarter ended June 30, 2019 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on August 15, 2019 to the unitholders of record at the close of business on August 8, 2019.

On July 25, 2019, the Board of Directors of our general partner announced that upon payment of the cash distribution with respect to the quarter ended June 30, 2019, the financial requirements for the conversion of all subordinated units will be satisfied. As a result, on August 16, 2019, all 11,611,067 subordinated units, which are owned entirely by CONSOL Energy Inc., will be converted into common units on a one-for-one basis. The conversion will not impact the amount of the cash distribution paid or the total number of the Partnership's outstanding units representing limited partner interests.

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

As of June 30, 2019, the Partnership had $165,000 of borrowings outstanding under the Affiliated Company Credit Agreement, leaving $110,000 of unused capacity. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at June 30, 2019 was accrued at a rate of 3.75%.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios. For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At June 30, 2019, the Partnership was in compliance with its debt covenants with the first lien gross leverage ratio at 1.56 to 1.00 and the total net leverage ratio at 1.55 to 1.00.

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

As of June 30, 2019, the Partnership, through CONSOL Thermal Holdings, had sold $27,450 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collection efforts.
Cash Flows

	Six Months Ended June 30,
	2019	2018	Variance
	(in thousands)
Cash flows provided by operating activities	$47,078	$78,213	$(31,135)
Cash used in investing activities	$(18,042)	$(12,014)	$(6,028)
Cash used in financing activities	$(29,579)	$(67,086)	$37,507

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018:

Cash provided by operating activities decreased $31,135 in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a decrease in net income and changes in working capital.

Cash used in investing activities increased $6,028 in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of increased capital expenditures of $5,867, mainly due to an increase in airshaft construction projects, new equipment, and rebuilds of current equipment. The table below represents the various items for which cash was used for investing purposes during the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018	Variance
	(in thousands)
Building and Infrastructure	$7,959	$4,206	$3,753
Equipment Purchases and Rebuilds	5,152	2,845	2,307
Refuse Storage Area	3,317	4,410	(1,093)
Other	1,618	718	900
Total Capital Expenditures	$18,046	$12,179	$5,867

Cash flows used in financing activities decreased $37,507 in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in cash used in financing activities was primarily due to a reduction in payments made under the Affiliated Company Credit Agreement as a result of less cash flow from operations. Net payments made under the Affiliated Company Credit Agreement were $36,083 in the six months ended June 30, 2018, as compared to $2,000 in net proceeds received under the Affiliated Company Credit Agreement in the six months ended June 30, 2019.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Partnership implemented an enterprise resource planning (“ERP”) system, which is expected to improve the efficiency of certain financial and related transactional processes. During the first half of fiscal year 2019, the Partnership completed the implementation of certain processes, and revised and updated the related controls. These changes did not materially affect the Partnership's internal control over financial reporting. As the Partnership implements the remaining functionality under this ERP system over the next year, it will continue to assess the impact on its internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth purchases of the Partnership’s common units during the three months ended June 30, 2019 made by CONSOL Energy:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs (in thousands)(1)(2)
April 1, 2019 - April 30, 2019	—	$—	—	$21,921
May 1, 2019 - May 31, 2019	6,884	$17.35	6,884	$46,802
June 1, 2019 - June 30, 2019	—	$—	—	$46,802
Total	6,884	$17.35

(1) In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program. The program previously allowed CONSOL Energy to use up to $25 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market.  CONSOL Energy's Board of Directors approved changing the termination date of the program from June 30, 2019 to June 30, 2020.
(2) Management of CONSOL Energy cannot estimate the number of common units that will be purchased because purchases are made based upon the price of the Partnership’s units, the Partnership’s financial outlook and alternative investment options.

Limitation Upon Payment of Dividends
As disclosed above, the Affiliated Company Credit Agreement includes covenants limiting our ability to make cash distributions (subject to certain limited exceptions); provided that we are able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2019, furnished in XBRL).	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2019

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