Form 10-Q
period 2019-09-30
CONSOL Coal Resources LP
filed 2019-11-05
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
CONSOL Coal Resources LP had 27,632,824 common units and a 1.7% general partner interest outstanding at October 25, 2019.

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

•
“subordinated units” refer to limited partner interests in CONSOL Coal Resources LP having the rights and obligations specified with respect to subordinated units in the Partnership Agreement. On August 16, 2019, all 11,611,067 subordinated units, which were owned entirely by CONSOL Energy Inc., were converted into common units on a one-for-one basis. As of the date of this Quarterly Report on Form 10-Q, there are no outstanding subordinated units.

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Coal Revenue	$75,385	$73,700	$246,166	$254,126
Freight Revenue	900	611	3,529	9,444
Other Income	1,096	1,003	3,440	4,302
Total Revenue and Other Income	77,381	75,314	253,135	267,872

Operating and Other Costs [1]	53,998	49,540	164,542	159,126
Depreciation, Depletion and Amortization	11,086	11,059	33,639	33,769
Freight Expense	900	611	3,529	9,444
Selling, General and Administrative Expenses [2]	2,840	3,899	10,353	10,260
Interest Expense, Net [3]	1,587	1,560	4,495	5,295
Total Costs	70,411	66,669	216,558	217,894
Net Income	$6,970	$8,645	$36,577	$49,978

Less: General Partner Interest in Net Income	118	146	617	846
Limited Partner Interest in Net Income	$6,852	$8,499	$35,960	$49,132

Net Income per Limited Partner Unit - Basic	$0.25	$0.31	$1.30	$1.79
Net Income per Limited Partner Unit - Diluted	$0.25	$0.31	$1.30	$1.78

Limited Partner Units Outstanding - Basic	27,632,770	27,521,519	27,618,396	27,508,275
Limited Partner Units Outstanding - Diluted	27,667,477	27,628,202	27,654,684	27,592,838

Cash Distributions Declared per Unit [4]	$0.5125	$0.5125	$1.5375	$1.5375

1 Related Party of $838 and $725 for the three months ended and $2,368 and $2,172 for the nine months ended September 30, 2019 and September 30, 2018, respectively.
2 Related Party of $1,902 and $2,345 for the three months ended and $6,932 and $5,943 for the nine months ended September 30, 2019 and September 30, 2018, respectively.
3Related party of $1,587 and $1,560 for the three months ended and $4,495 and $5,295 nine months ended September 30, 2019 and September 30, 2018, respectively.
4 Represents the cash distributions declared related to the period presented. See Note 16 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$6,970	$8,645	$36,577	$49,978

Recognized Net Actuarial Gain	(5)	(2)	(11)	(6)
Other Comprehensive Loss	(5)	(2)	(11)	(6)

Comprehensive Income	$6,965	$8,643	$36,566	$49,972

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$10,611	$1,003
Trade Receivables	27,245	21,871
Other Receivables	56	1,068
Inventories	11,339	11,066
Prepaid Expenses	7,094	5,096
Total Current Assets	56,345	40,104
Property, Plant and Equipment:
Property, Plant and Equipment	977,418	946,298
Less—Accumulated Depreciation, Depletion and Amortization	559,538	526,747
Total Property, Plant and Equipment—Net	417,880	419,551
Other Assets:
Right of Use Asset—Operating Leases	16,855	—
Other Assets	13,298	14,908
Total Other Assets	30,153	14,908
TOTAL ASSETS	$504,378	$474,563

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts Payable	$23,405	$24,834
Accounts Payable—Related Party	2,882	3,831
Current Portion of Long-Term Debt	4,599	3,503
Other Accrued Liabilities	38,192	31,916
Total Current Liabilities	69,078	64,084
Long-Term Debt:
Affiliated Company Credit Agreement—Related Party	181,400	163,000
Finance Lease Obligations	2,085	5,067
Total Long-Term Debt	183,485	168,067
Other Liabilities:
Pneumoconiosis Benefits	4,897	4,260
Workers’ Compensation	2,914	3,119
Asset Retirement Obligations	10,939	9,775
Operating Lease Liability	14,224	—
Other	547	518
Total Other Liabilities	33,521	17,672
TOTAL LIABILITIES	286,084	249,823
Partners’ Capital:
Common Units (27,632,824 Units Outstanding at September 30, 2019; 15,911,211 Units Outstanding at December 31, 2018)	194,378	212,122
Subordinated Units (No Units Outstanding at September 30, 2019; 11,611,067 Units Outstanding at December 31, 2018)	—	(11,421)
General Partner Interest	12,007	12,119
Accumulated Other Comprehensive Income	11,909	11,920
Total Partners’ Capital	218,294	224,740
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$504,378	$474,563

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in thousands)

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$212,122	$(11,421)	$12,119	$11,920	$224,740
(unaudited)
Net Income	8,676	6,287	257	—	15,220
Unitholder Distributions	(8,211)	(5,951)	(243)	—	(14,405)
Unit-Based Compensation	397	—	—	—	397
Units Withheld for Taxes	(880)	—	—	—	(880)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(3)	(3)
Balance at March 31, 2019	$212,104	$(11,085)	$12,133	$11,917	$225,069
Net Income	8,201	5,944	242	—	14,387
Unitholder Distributions	(8,211)	(5,950)	(243)	—	(14,404)
Unit-Based Compensation	341	—	—	—	341
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(3)	(3)
Balance at June 30, 2019	$212,435	$(11,091)	$12,132	$11,914	$225,390
Net Income	6,852	—	118	—	6,970
Unitholder Distributions	(8,211)	(5,951)	(243)	—	(14,405)
Conversion of Subordinated Units to Common Units[1]	(17,042)	17,042	—	—	—
Unit-Based Compensation	344	—	—	—	344
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(5)	(5)
Balance at September 30, 2019	$194,378	$—	$12,007	$11,909	$218,294

1All subordinated units were converted to common units on a one-for-one basis on August 16, 2019. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2019. See Note 3 - Net Income Per Limited Partner and General Partner Interest.

The accompanying notes are an integral part of these consolidated financial statements.

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$205,974	$(15,225)	$11,964	$10,443	$213,156
(unaudited)
Net Income	12,477	9,108	372	—	21,957
Unitholder Distributions	(8,153)	(5,951)	(242)	—	(14,346)
Unit-Based Compensation	359	—	—	—	359
Units Withheld for Taxes	(899)	—	—	—	(899)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(2)	(2)
Balance at March 31, 2018	$209,758	$(12,068)	$12,094	$10,441	$220,225
Net Income	11,013	8,035	328	—	19,376
Unitholder Distributions	(8,153)	(5,950)	(244)	—	(14,347)
Unit-Based Compensation	508	—	—	—	508
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(2)	(2)
Balance at June 30, 2018	$213,126	$(9,983)	$12,178	$10,439	$225,760
Net Income	4,914	3,585	146	—	8,645
Unitholder Distributions	(8,154)	(5,951)	(243)	—	(14,348)
Unit-Based Compensation	503	—	—	—	503
Units Withheld for Taxes	(13)	—	—	—	(13)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(2)	(2)
Balance at September 30, 2018	$210,376	$(12,349)	$12,081	$10,437	$220,545

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$36,577	$49,978
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	33,639	33,769
Loss (Gain) on Sale of Assets	5	(62)
Unit-Based Compensation	1,082	1,370
Changes in Operating Assets:
Accounts and Notes Receivable	(4,353)	13,393
Inventories	(273)	278
Prepaid Expenses	(1,998)	(1,708)
Changes in Other Assets	1,610	531
Changes in Operating Liabilities:
Accounts Payable	(2,041)	680
Accounts Payable—Related Party	(949)	(1,498)
Other Operating Liabilities	3,645	(2,483)
Changes in Other Liabilities	561	886
Net Cash Provided by Operating Activities	67,505	95,134
Cash Flows from Investing Activities:
Capital Expenditures	(29,354)	(20,256)
Proceeds from Sales of Assets	4	170
Net Cash Used in Investing Activities	(29,350)	(20,086)
Cash Flows from Financing Activities:
Payments on Finance Leases	(2,853)	(2,125)
Net Proceeds from (Payments on) Related Party Long-Term Notes	18,400	(29,583)
Payments for Unitholder Distributions	(43,214)	(43,041)
Units Withheld for Taxes	(880)	(912)
Net Cash Used in Financing Activities	(28,547)	(75,661)
Net Increase (Decrease) in Cash	9,608	(613)
Cash at Beginning of Period	1,003	1,533
Cash at End of Period	$10,611	$920

Non-Cash Investing and Financing Activities:
Finance Lease	$—	$11,495
Longwall Shield Rebuild	959	—

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

For the three and nine months ended September 30, 2019 and 2018, the unaudited Consolidated Financial Statements include the accounts of CONSOL Operating and CONSOL Thermal Holdings, wholly owned and controlled subsidiaries.

The Partnership is a master limited partnership formed on March 16, 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. As of September 30, 2019, the Partnership's assets are comprised of a 25% undivided interest in, and operational control over, the Pennsylvania Mining Complex. The Partnership's common units trade on the New York Stock Exchange under the ticker symbol “CCR.”

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

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements on fair value measurements, including the consideration of costs and benefits. These changes will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management does not expect this update to have a material impact on the Partnership's financial statements.

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

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period, including the reclassification of the Current Portion of Long-Term Debt, previously included in Other Accrued Liabilities on the Consolidated Balance Sheets. These reclassifications had no effect on previously reported Total Current Liabilities and are not material to the prior year presentation.

NOTE 2—REVENUE:

The following table disaggregates our revenue by major source for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Coal Revenue	$75,385	$73,700	$246,166	$254,126
Freight Revenue	900	611	3,529	9,444
Total Revenue from Contracts with Customers	$76,285	$74,311	$249,695	$263,570

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

Some of our contracts span multiple years and have annual pricing modification provisions, based upon market-driven or inflationary adjustments, where no additional value is exchanged. Also, some of our contracts contain favorable electric power price-related adjustments, which represent market-driven price adjustments, wherein there is no additional value exchanged. Management believes that the invoice price is the most appropriate rate at which to recognize revenue.

While we do, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs have been immaterial to our net income. As of and for the three and nine months ended September 30, 2019 and September 30, 2018, we do not have any capitalized costs to obtain customer contracts on our balance sheet nor have we recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Partnership has not recognized any revenue in the current period from performance obligations satisfied (or partially satisfied) in previous periods.

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

On August 16, 2019, all 11,611,067 subordinated units were converted into common units on a one-for-one basis. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2019. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests. Upon payment of the cash distribution for the second quarter of 2019, the financial requirements for the conversion of all subordinated units were satisfied.

The following table illustrates the Partnership’s calculation of net income per unit for common units and subordinated units (in thousands, except for per unit information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$6,970	$8,645	$36,577	$49,978
Less: General Partner Interest in Net Income	118	146	617	846
Net Income Allocable to Limited Partner Units	$6,852	$8,499	$35,960	$49,132

Limited Partner Interest in Net Income - Common Units	$6,852	$4,914	$23,729	$28,404
Limited Partner Interest in Net Income - Subordinated Units	—	3,585	12,231	20,728
Limited Partner Interest in Net Income - Basic & Diluted	$6,852	$8,499	$35,960	$49,132

Weighted Average Limited Partner Units Outstanding - Basic	27,632,770	27,521,519	27,618,396	27,508,275

Weighted Average Limited Partner Units Outstanding - Diluted	27,667,477	27,628,202	27,654,684	27,592,838

Net Income Per Limited Partner Unit - Basic
Common Units	$0.25	$0.31	$1.30	$1.79
Subordinated Units	$—	$0.31	$1.05	$1.79
Net Income Per Limited Partner Unit - Basic	$0.25	$0.31	$1.30	$1.79

Net Income Per Limited Partner Unit - Diluted
Common Units	$0.25	$0.31	$1.30	$1.78
Subordinated Units	$—	$0.31	$1.05	$1.79
Net Income Per Limited Partner Unit - Diluted	$0.25	$0.31	$1.30	$1.78

There were zero phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the three and nine months ended September 30, 2019 and 2018.
NOTE 4—INVENTORIES:

	September 30, 2019	December 31, 2018
Coal	$993	$1,160
Supplies	10,346	9,906
Total Inventories	$11,339	$11,066

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
NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2019	December 31, 2018
Coal and Other Plant and Equipment	$663,048	$636,105
Coal Properties and Surface Lands	123,933	122,679
Airshafts	105,148	102,275
Mine Development	81,538	81,538
Advance Mining Royalties	3,751	3,701
Total Property, Plant and Equipment	977,418	946,298
Less: Accumulated Depreciation, Depletion and Amortization	559,538	526,747
Total Property, Plant and Equipment, Net	$417,880	$419,551

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

As of September 30, 2019 and December 31, 2018, property, plant and equipment includes gross assets under finance lease of $11,879 and $11,919, respectively. Accumulated amortization for finance leases was $6,380 and $3,529 at September 30, 2019 and December 31, 2018, respectively. Amortization expense for assets under finance leases approximated $966 and $967 for the three months ended and $2,899 and $2,262 for the nine months ended September 30, 2019 and September 30, 2018, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying unaudited Consolidated Statements of Operations.
NOTE 6—LEASES:

On January 1, 2019, the Partnership adopted Accounting Standards Codification (“ASC”) Topic 842 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements. As allowed under this guidance, the Partnership elected not to recast the comparative periods presented when transitioning to ASC 842. As most of the Partnership's leases do not provide an implicit rate, the Partnership has taken a portfolio approach of applying its incremental borrowing rate based on the information available at the adoption date to calculate the present value of lease payments over the lease term. The Partnership has elected the package of practical expedients permitted under the transition guidance within the standard, which allows the Partnership (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. The Partnership has also elected the practical expedient to not evaluate land easements that existed or expired before its adoption of Topic 842 and the practical expedient to not separate lease and non-lease components; that is, to account lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Further, the Partnership made an accounting policy election to keep leases with an initial term of twelve months or less off the Consolidated Balance Sheets. The Partnership will recognize those lease payments in the unaudited Consolidated Statements of Operations over the lease term. For the three and nine months ended September 30, 2019, these short term lease expenses were not material to the Partnership's financial statements.

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

For the three and nine ended September 30, 2019, the components of operating lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed Operating Lease Expense	$1,494	$4,674
Variable Operating Lease Expense	711	2,303
Total Operating Lease Expense	$2,205	$6,977
Supplemental cash flow information related to the Partnership’s operating leases for the nine months ended September 30, 2019 was as follows:

Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$2,367
ROU Assets Obtained in Exchange for Operating Lease Obligations	$—

The following table presents the lease balances within the unaudited Consolidated Balance Sheets, weighted average lease term, and weighted average discount rates related to the Partnership’s operating leases as of September 30, 2019:

Lease Assets and Liabilities	Classification	Amount
Assets:
Operating Lease ROU Assets	Other Assets	$16,855

Liabilities:
Current:
Operating Lease Liabilities	Other Accrued Liabilities	$3,829
Long-Term:
Operating Lease Liabilities	Operating Lease Liabilities	$14,224
Total Operating Lease Liabilities		$18,053

Weighted Average Remaining Lease Term (in Years)		4.10
Weighted Average Discount Rate		6.7%

The Partnership also enters into finance leases for mining equipment and automobiles. Assets arising from finance leases are included in Property, Plant and Equipment, Net and the liabilities are included in Other Accrued Liabilities and Long-Term Debt in the Partnership's unaudited Consolidated Balance Sheets.

For the three and nine months ended September 30, 2019, the components of finance lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Amortization of Right of Use Assets	$966	$2,899
Interest Expense	$83	$288
The following table presents the weighted average lease term and weighted average discount rates related to the Partnership’s finance leases as of September 30, 2019:

Weighted Average Remaining Lease Term (in Years)	1.45
Weighted Average Discount Rate	5.24%

The following table presents the future maturities of the Partnership’s operating and finance lease liabilities, together with the present value of the net minimum lease payments, at September 30, 2019:

	Finance Leases	Operating Leases
Remainder of 2019	$700	$2,114
2020	4,179	5,722
2021	1,054	5,483
2022	14	3,029
2023	11	1,314
Thereafter	—	2,941
Total minimum lease payments	$5,958	$20,603
Less amount representing interest	233	2,550
Present value of minimum lease payments	$5,725	$18,053

As of September 30, 2019, the Partnership had no additional significant operating or finance leases that had not yet commenced.

NOTE 7—OTHER ACCRUED LIABILITIES:

	September 30, 2019	December 31, 2018
Subsidence Liability	$23,301	$20,883
Accrued Payroll and Benefits	3,677	2,693
Accrued Interest (Related Party)	2,300	1,767
Accrued Other Taxes	534	1,071
Other	1,345	2,440
Current Portion of Long-Term Liabilities:
Operating Lease Liability	3,829	—
Workers’ Compensation	1,985	1,554
Asset Retirement Obligations	954	1,202
Pneumoconiosis Benefits	146	165
Long-Term Disability	121	141
Total Other Accrued Liabilities	$38,192	$31,916

NOTE 8—LONG-TERM DEBT:

	September 30, 2019	December 31, 2018
Affiliated Company Credit Agreement (4.00% and 3.75% interest rate at September 30, 2019 and December 31, 2018, respectively)	$181,400	$163,000
Other Asset-Backed Financing Maturing in December 2020, 6.35% Weighted Average Interest Rate at September 30, 2019	959	—
	182,359	163,000
Less: Amounts Due in One Year*	959	—
Long-Term Debt	$181,400	$163,000

* Excludes current portion of Finance Lease Obligations of $3,640 and at $3,503 at September 30, 2019 and December 31, 2018, respectively.

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

The Partnership had available capacity under the Affiliated Company Credit Agreement of $93,600 and $112,000 as of September 30, 2019 and December 31, 2018, respectively. Interest on outstanding borrowings under the Affiliated Company Credit Agreement was accrued at a rate of 4.00% and 3.75% as of September 30, 2019 and December 31, 2018, respectively. The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios.

For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At September 30, 2019, the Partnership was in compliance with its debt covenants with the first lien gross leverage ratio at 1.73 to 1.00 and the total net leverage ratio at 1.64 to 1.00.

During the nine months ended September 30, 2019, the Partnership entered into an asset-backed financing arrangement related to certain equipment. The equipment, which has an approximate value of $959, fully collateralizes the loan.
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

	CWP				Workers’ Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service Cost	$200	$372	$600	$1,117	$349	$366	$1,046	$1,098
Interest Cost	49	36	146	108	41	35	124	105
Amortization of Actuarial (Gain) Loss	6	(5)	19	(16)	(12)	(1)	(37)	(4)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	53	18	149	47
Net Periodic Benefit Cost	$255	$403	$765	$1,209	$431	$418	$1,282	$1,246

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Affiliated Company Credit Agreement - Related Party	$181,400	$181,400	$163,000	$163,000

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

At September 30, 2019, the Partnership was contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $99,075. The instruments are comprised of $1,629 of letters of credit expiring within the next year, $88,834 of environmental surety bonds expiring within the next three years, and $8,612 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

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

As of September 30, 2019, the Partnership, through CONSOL Thermal Holdings, had sold $27,245 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
NOTE 13—RELATED PARTY:

Omnibus Agreement

The Partnership is a party to the Omnibus Agreement, dated September 30, 2016, as amended on November 28, 2017, with our sponsor and certain of its subsidiaries. Under the Omnibus Agreement, we are obligated to make certain payments to, and reimburse, CONSOL Energy for the provision of certain services in connection with our operations.

Charges for services from CONSOL Energy under the Omnibus Agreement include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating and Other Costs	$838	$725	$2,368	$2,172
Selling, General and Administrative Expenses	1,902	2,345	6,932	5,943
Total Services from CONSOL Energy	$2,740	$3,070	$9,300	$8,115

At September 30, 2019 and December 31, 2018, the Partnership had a net payable to CONSOL Energy in the amount of $2,882 and $3,831, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

Affiliated Company Credit Agreement

As described in Note 8, the Partnership is also a party to the Affiliated Company Credit Agreement with CONSOL Energy.

For the three and nine months ended September 30, 2019, $2,003 and $5,770, respectively, of interest was incurred under the Affiliated Company Credit Agreement, of which $1,587 and $4,495, respectively, is included in Interest Expense, Net in the unaudited Consolidated Statements of Operations, and $416 and $1,275, respectively, was capitalized and included in

Property, Plant and Equipment in the unaudited Consolidated Balance Sheets. For the three and nine months ended September 30, 2018, $1,832 and $5,942, respectively, of interest was incurred under the Affiliated Company Credit Agreement, of which $1,560 and $5,295, respectively, is included in Interest Expense, Net in the unaudited Consolidated Statements of Operations, and $272 and $647, respectively, was capitalized and included in Property, Plant and Equipment in the unaudited Consolidated Balance Sheets. Interest is calculated based upon a fixed rate, determined quarterly, depending on the total net leverage ratio. For the three and nine months ended September 30, 2019, the average interest rate was 3.88% and 3.79%, respectively. For the three and nine months ended September 30, 2018, the average interest rate was 3.87% and 4.04%, respectively. See Note 8 - Long-Term Debt for more information.

Repurchase Program

In May 2019, CONSOL Energy's Board of Directors approved an expansion of the stock, unit and debt repurchase program. The program previously allowed CONSOL Energy to use up to $25 million of the program to purchase the Partnership's outstanding common units in the open market.  CONSOL Energy's Board of Directors approved changing the termination date of the program from June 30, 2019 to June 30, 2020. Also, in accordance with CONSOL Energy’s credit facility covenants, the total amount that can be used for repurchases of the Partnership's outstanding common units was raised to $50 million. During the three and nine months ended September 30, 2019, 19,413 and 26,297 common units were purchased at an average price of $12.88 and $14.05 per unit, respectively. During the three and nine months ended September 30, 2018, 77,536 common units were purchased at an average price of $17.86 per unit, respectively.

Conversion of Subordinated Units

In August 2019, upon payment of the cash distribution with respect to the quarter ended June 30, 2019, the financial requirements for the conversion of all the Partnership's subordinated units were satisfied. As a result, all 11,611,067 subordinated units, owned entirely by CONSOL Energy Inc., were converted into common units on a one-for-one basis. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.
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

The general partner has granted equity-based phantom units that vest over a period of a recipient’s continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership recognized compensation expense of $344 and $503 for the three months ended and $1,082 and $1,370 for the nine months ended September 30, 2019 and September 30, 2018, respectively, which is included in Selling, General and Administrative Expense in the unaudited Consolidated Statements of Operations. As of September 30, 2019, there is $471 of unearned compensation that will vest over a weighted average period of 0.34 years. The total fair value of phantom units vested during the three months ended September 30, 2019 and September 30, 2018 was $1 and $40, respectively. The total fair value of phantom units vested during the nine months ended September 30, 2019 and September 30, 2018 was $2,906 and $2,508, respectively. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2018	223,676	$15.67
Granted	17,190	$17.45
Vested	(158,554)	$13.41
Forfeited	(2,723)	$18.95
Nonvested at September 30, 2019	79,589	$18.63

NOTE 15—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND FINANCE SUBSIDIARY OF POSSIBLE FUTURE PUBLIC DEBT:

The Partnership filed a Registration Statement on Form S-3 (Reg. No. 333-215962) with the SEC on March 10, 2017, which was declared effective by the SEC on March 14, 2017, to register the offer and sale of various securities, including debt securities. The registration statement registers guarantees of debt securities by CONSOL Operating and CONSOL Thermal Holdings (“Subsidiary Guarantors”). The Subsidiary Guarantors are 100% owned by the Partnership and any guarantees by the Subsidiary Guarantors will be full and unconditional and joint and several. In addition, the registration statement also includes CONSOL Coal Finance, which was formed for the sole purpose of co-issuing future debt securities with the Partnership. CONSOL Coal Finance is wholly owned by the Partnership, has no assets or any liabilities and its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto. The Partnership does not have any other subsidiaries other than the Subsidiary Guarantors and CONSOL Coal Finance. In addition, the Partnership has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Partnership by dividend or loan other than under the Affiliated Company Credit Agreement described in these notes. In the event that more than one of the Subsidiary Guarantors guarantee public debt securities of the Partnership in the future, those guarantees will be full and unconditional and will constitute the joint and several obligations of the Subsidiary Guarantors. None of the assets of the Partnership, the Subsidiary Guarantors or CONSOL Coal Finance represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.
NOTE 16—SUBSEQUENT EVENTS:

On October 30, 2019, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the quarter ended September 30, 2019 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on November 15, 2019 to the unitholders of record at the close of business on November 11, 2019.

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
Overview

We are a master limited partnership formed in 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. Our primary strategy for growing our business and increasing distributions to our unitholders is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. At September 30, 2019, the Partnership’s assets include a 25% undivided interest in, and operational control over, CONSOL Energy’s Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu coal that is sold primarily to electric utilities in the eastern United States. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Costs	$70,411	$66,669	$216,558	$217,894
Freight Expense	(900)	(611)	(3,529)	(9,444)
Selling, General and Administrative Expenses	(2,840)	(3,899)	(10,353)	(10,260)
Interest Expense, Net	(1,587)	(1,560)	(4,495)	(5,295)
Other Costs (Non-Production)	(983)	(1,545)	(4,154)	(9,810)
Depreciation, Depletion and Amortization (Non-Production)	(519)	(542)	(1,605)	(1,625)
Cost of Coal Sold	$63,582	$58,512	$192,422	$181,460
Depreciation, Depletion and Amortization (Production)	(10,567)	(10,517)	(32,034)	(32,144)
Cash Cost of Coal Sold	$53,015	$47,995	$160,388	$149,316

We define average cash margin per ton as average coal revenue per ton, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation of average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Coal Revenue	$75,385	$73,700	$246,166	$254,126
Operating and Other Costs	53,998	49,540	164,542	159,126
Less: Other Costs (Non-Production)	(983)	(1,545)	(4,154)	(9,810)
Cash Cost of Coal Sold	53,015	47,995	160,388	149,316
Add: Depreciation, Depletion and Amortization	11,086	11,059	33,639	33,769
Less: Depreciation, Depletion and Amortization (Non-Production)	(519)	(542)	(1,605)	(1,625)
Cost of Coal Sold	$63,582	$58,512	$192,422	$181,460
Total Tons Sold	1,618	1,561	5,145	5,175
Average Revenue Per Ton Sold	$46.59	$47.21	$47.84	$49.11
Average Cash Cost of Coal Sold Per Ton	32.78	30.88	31.16	28.87
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.51	6.60	6.23	6.20
Average Cost of Coal Sold Per Ton	$39.29	$37.48	$37.39	$35.07
Average Margin Per Ton Sold	7.30	9.73	10.45	14.04
Add: Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.51	6.60	6.23	6.20
Average Cash Margin Per Ton Sold	$13.81	$16.33	$16.68	$20.24

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$6,970	$8,645	$36,577	$49,978
Plus:
Interest Expense, Net	1,587	1,560	4,495	5,295
Depreciation, Depletion and Amortization	11,086	11,059	33,639	33,769
Unit-Based Compensation	344	503	1,082	1,370
Adjusted EBITDA	$19,987	$21,767	$75,793	$90,412
Less:
Cash Interest	1,832	2,107	5,522	5,265
Estimated Maintenance Capital Expenditures	8,937	8,921	26,946	26,969
Distributable Cash Flow	$9,218	$10,739	$43,325	$58,178

Net Cash Provided by Operating Activities	$20,427	$16,921	$67,505	$95,134
Plus:
Interest Expense, Net	1,587	1,560	4,495	5,295
Other, Including Working Capital	(2,027)	3,286	3,793	(10,017)
Adjusted EBITDA	$19,987	$21,767	$75,793	$90,412
Less:
Cash Interest	1,832	2,107	5,522	5,265
Estimated Maintenance Capital Expenditures	8,937	8,921	26,946	26,969
Distributable Cash Flow	$9,218	$10,739	$43,325	$58,178
Minimum Quarterly Distributions	$14,405	$14,350	$43,214	$43,044
Distribution Coverage Ratio	0.6	0.7	1.0	1.4

Results of Operations

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

Total net income was $6,970 for the three months ended September 30, 2019 compared to $8,645 for the three months ended September 30, 2018. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	September 30,
	2019	2018	Variance
	(in thousands)
Revenue:
Coal Revenue	$75,385	$73,700	$1,685
Freight Revenue	900	611	289
Other Income	1,096	1,003	93
Total Revenue and Other Income	77,381	75,314	2,067
Cost of Coal Sold:
Operating Costs	53,015	47,995	5,020
Depreciation, Depletion and Amortization	10,567	10,517	50
Total Cost of Coal Sold	63,582	58,512	5,070
Other Costs:
Other Costs	983	1,545	(562)
Depreciation, Depletion and Amortization	519	542	(23)
Total Other Costs	1,502	2,087	(585)
Freight Expense	900	611	289
Selling, General and Administrative Expenses	2,840	3,899	(1,059)
Interest Expense	1,587	1,560	27
Total Costs	70,411	66,669	3,742
Net Income	$6,970	$8,645	$(1,675)
Adjusted EBITDA	$19,987	$21,767	$(1,780)
Distributable Cash Flow	$9,218	$10,739	$(1,521)
Distribution Coverage Ratio	0.6	0.7	(0.1)

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Three Months Ended September 30,
Mine	2019	2018	Variance
Bailey	695	599	96
Enlow Fork	597	646	(49)
Harvey	331	348	(17)
Total	1,623	1,593	30

Coal production was 1,623 tons for the three months ended September 30, 2019 compared to 1,593 tons for the three months ended September 30, 2018. Coal production increased as a result of one fewer longwall move at the Pennsylvania Mining Complex in the current period compared to the year-ago quarter, partially offset by adverse geological conditions and other operational delays at the Enlow Fork and Harvey mines. The Pennsylvania Mining Complex achieved record-high third quarter production during the three months ended September 30, 2019.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended September 30, 2019 and 2018 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended September 30,
	2019	2018	Variance
Total Tons Sold (in thousands)	1,618	1,561	57
Average Revenue Per Ton Sold	$46.59	$47.21	$(0.62)

Average Cash Cost of Coal Sold Per Ton (1)	$32.78	$30.88	$1.90
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.51	6.60	(0.09)
Average Cost of Coal Sold Per Ton	$39.29	$37.48	$1.81
Average Margin Per Ton Sold	$7.30	$9.73	$(2.43)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.51	6.60	(0.09)
Average Cash Margin Per Ton Sold (1)	$13.81	$16.33	$(2.52)
(1) Average cash cost of coal sold per ton is a non-GAAP measure and average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $75,385 for the three months ended September 30, 2019 compared to $73,700 for the three months ended September 30, 2018. Total sales tons increased in the period-to-period comparison to meet market demand. The decrease in the average revenue per ton sold was mainly driven by lower domestic netback contract pricing.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $900 for the three months ended September 30, 2019 compared to $611 for the three months ended September 30, 2018. The $289 increase was due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership related to non-coal producing activities. Other income remained materially consistent in the period-to-period comparison.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $63,582 for the three months ended September 30, 2019, or $5,070 higher than the $58,512 for the three months ended September 30, 2018. Total costs per ton sold were $39.29 per ton for the three months ended September 30, 2019, compared to $37.48 per ton for the three months ended September 30, 2018. The increase in the total cost of coal sold was primarily driven by non-typical challenges faced in the current period, including a roof fall and equipment breakdowns. These geological and equipment-related issues resulted in higher mine maintenance and project expenses.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to an individual mine and therefore are not included in unit costs. Total other costs remained materially consistent in the period-to-period comparison.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses were $2,840 for the three months ended September 30, 2019 compared to $3,899 for the three months ended September 30, 2018. The $1,059 decrease in the period-to-period comparison was primarily related to lower short-term incentive compensation.

Interest Expense

Interest expense, which primarily relates to obligations under our Affiliated Company Credit Agreement, remained materially consistent in the period-to-period comparison.

Adjusted EBITDA

Adjusted EBITDA was $19,987 for the three months ended September 30, 2019 compared to $21,767 for the three months ended September 30, 2018. The $1,780 decrease was primarily a result of a $2.52 decrease in the average cash margin per ton sold, which equated to a $3,335 decrease to adjusted EBITDA, partially offset by 57 additional tons sold in the quarter and lower non-production related costs as discussed above.

Distributable Cash Flow

Distributable cash flow was $9,218 for the three months ended September 30, 2019 compared to $10,739 for the three months ended September 30, 2018. The $1,521 decrease was primarily attributable to a $1,780 decrease in Adjusted EBITDA, as discussed above.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Total net income was $36,577 for the nine months ended September 30, 2019 compared to $49,978 for the nine months ended September 30, 2018. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Nine Months Ended
	September 30,
	2019	2018	Variance
	(in thousands)
Revenue:
Coal Revenue	$246,166	$254,126	$(7,960)
Freight Revenue	3,529	9,444	(5,915)
Other Income	3,440	4,302	(862)
Total Revenue and Other Income	253,135	267,872	(14,737)
Cost of Coal Sold:
Operating Costs	160,388	149,316	11,072
Depreciation, Depletion and Amortization	32,034	32,144	(110)
Total Cost of Coal Sold	192,422	181,460	10,962
Other Costs:
Other Costs	4,154	9,810	(5,656)
Depreciation, Depletion and Amortization	1,605	1,625	(20)
Total Other Costs	5,759	11,435	(5,676)
Freight Expense	3,529	9,444	(5,915)
Selling, General and Administrative Expenses	10,353	10,260	93
Interest Expense	4,495	5,295	(800)
Total Costs	216,558	217,894	(1,336)
Net Income	$36,577	$49,978	$(13,401)
Adjusted EBITDA	$75,793	$90,412	$(14,619)
Distributable Cash Flow	$43,325	$58,178	$(14,853)
Distribution Coverage Ratio	1.0	1.4	(0.4)

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest basis for the periods indicated:

	Nine months ended September 30,
Mine	2019	2018	Variance
Bailey	2,239	2,415	(176)
Enlow Fork	1,919	1,846	73
Harvey	983	927	56
Total	5,141	5,188	(47)

Coal production was 5,141 tons for the nine months ended September 30, 2019 compared to 5,188 tons for the nine months ended September 30, 2018. Coal production decreased slightly, mainly due to reduced production at the Bailey mine resulting from one additional longwall move and other operational delays. This was partially offset by increased production at the Enlow Fork mine, as geological conditions improved throughout the first half of 2019 compared to the year-ago period, and at the Harvey mine.

Coal Operations

Coal revenue and cost components on a per unit basis for the nine months ended September 30, 2019 and 2018 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Nine months ended September 30,
	2019	2018	Variance
Total Tons Sold (in thousands)	5,145	5,175	(30)
Average Revenue Per Ton Sold	$47.84	$49.11	$(1.27)

Average Cash Cost of Coal Sold Per Ton (1)	$31.16	$28.87	$2.29
Depreciation, Depletion and Amortization Per Ton Sold (Non-Cash Cost)	6.23	6.20	0.03
Average Cost of Coal Sold Per Ton	$37.39	$35.07	$2.32
Average Margin Per Ton Sold	$10.45	$14.04	$(3.59)
Add: Depreciation, Depletion and Amortization Costs Per Ton Sold	6.23	6.20	0.03
Average Cash Margin Per Ton Sold (1)	$16.68	$20.24	$(3.56)
(1) Average cash cost of coal sold per ton is a non-GAAP measure and average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $246,166 for the nine months ended September 30, 2019 compared to $254,126 for the nine months ended September 30, 2018. The $7,960 decrease was primarily attributable to a $1.27 lower average sales price per ton sold in the 2019 period, mainly driven by lower domestic netback contract pricing compared to the year-ago period, as well as a slight decrease in tons sold. This decrease was partially offset by an increase in prices the Partnership received for its export coal.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $3,529 for the nine months ended September 30, 2019 compared to $9,444 for the nine months ended September 30, 2018. The $5,915 decrease was due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership relating to non-coal producing activities. Other income remained materially consistent in the period-to-period comparison.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $192,422 for the nine months ended September 30, 2019, or $10,962 higher than the $181,460 for the nine months ended September 30, 2018. Total costs per ton sold were $37.39 per ton for the nine months ended September 30, 2019 compared to $35.07 per ton for the nine months ended September 30, 2018. The increase in the total cost of coal sold was primarily driven by additional equipment rebuilds and longwall overhauls due to the timing of longwall moves and panel development. Also, the Partnership faced non-typical challenges during the current year, including a roof fall and equipment breakdowns. These geological and equipment-related issues resulted in higher mine maintenance and project expenses.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to an individual mine and therefore are not included in unit costs. Total other costs decreased $5,676 in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was primarily attributable to additional costs incurred in the year-ago period related to externally purchased coal to blend and resell, discretionary employee benefit expenses and demurrage charges.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses remained materially consistent in the period-to-period comparison.

Interest Expense

Interest expense, which primarily relates to obligations under our Affiliated Company Credit Agreement, remained materially consistent in the period-to-period comparison.

Adjusted EBITDA

Adjusted EBITDA was $75,793 for the nine months ended September 30, 2019 compared to $90,412 for the nine months ended September 30, 2018. The $14,619 decrease was primarily a result of a $3.56 decrease in the average cash margin per ton sold, coupled with 30 fewer tons sold in the period, which equated to a $19,032 decrease to adjusted EBITDA. This was partially offset by lower non-production related costs as discussed above.

Distributable Cash Flow

Distributable cash flow was $43,325 for the nine months ended September 30, 2019 compared to $58,178 for the nine months ended September 30, 2018. The $14,853 decrease was primarily attributable to a $14,619 decrease in Adjusted EBITDA, as discussed above.

Capital Resources and Liquidity

Liquidity and Financing Arrangements

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Affiliated Company Credit Agreement, and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and our long-term capital expenditure requirements and to make quarterly cash distributions as declared by the board of directors of our general partner. The Partnership filed a universal shelf registration statement on Form S-3 (Reg. No. 333-215962) on March 10, 2017, which was declared effective by the SEC on March 14, 2017, for an aggregate amount of $750,000 to provide the Partnership with additional flexibility to access capital markets quickly.

We expect to generate adequate cash flow from operations in 2019 due to our strong contracted position and consistent cost control measures. We started a capital construction project on the coarse refuse disposal area in 2017, which is expected to continue through 2021. Our total 2019 capital needs, including the coarse refuse disposal area project, are expected to be between $34,000 to $38,000, which is increased from 2018 levels due to additional expected maintenance capital expenditures related to airshaft construction projects, as well as additional belt system related expenditures.

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

On October 30, 2019, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the quarter ended September 30, 2019 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on November 15, 2019 to the unitholders of record at the close of business on November 11, 2019.

On July 25, 2019, the Board of Directors of our general partner announced that upon payment of the cash distribution with respect to the quarter ended June 30, 2019, the financial requirements for the conversion of all subordinated units had been satisfied. As a result, on August 16, 2019, all 11,611,067 subordinated units, which were owned entirely by CONSOL Energy Inc., were converted into common units on a one-for-one basis. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership's outstanding units representing limited partner interests.

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

As of September 30, 2019, the Partnership had $181,400 of borrowings outstanding under the Affiliated Company Credit Agreement, leaving $93,600 of unused capacity. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at September 30, 2019 was accrued at a rate of 4.00%.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios. For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At September 30, 2019, the Partnership was in compliance with its debt covenants with the first lien gross leverage ratio at 1.73 to 1.00 and the total net leverage ratio at 1.64 to 1.00.

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

As of September 30, 2019, the Partnership, through CONSOL Thermal Holdings, had sold $27,245 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collection efforts.
Cash Flows

	Nine Months Ended September 30,
	2019	2018	Variance
	(in thousands)
Cash flows provided by operating activities	$67,505	$95,134	$(27,629)
Cash used in investing activities	$(29,350)	$(20,086)	$(9,264)
Cash used in financing activities	$(28,547)	$(75,661)	$47,114

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018:

Cash provided by operating activities decreased $27,629 in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a decrease in net income and changes in working capital.

Cash used in investing activities increased $9,264 in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily as a result of increased capital expenditures of $9,098, mainly due to an increase in airshaft construction projects, belt system related expenditures, new equipment, and rebuilds of current equipment. The table below represents the various items for which cash was used for investing purposes during the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018	Variance
	(in thousands)
Building and Infrastructure	$12,091	$7,205	$4,886
Equipment Purchases and Rebuilds	8,689	5,423	3,266
Refuse Storage Area	6,346	6,210	136
Other	2,228	1,418	810
Total Capital Expenditures	$29,354	$20,256	$9,098

Cash flows used in financing activities decreased $47,114 in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in cash used in financing activities was primarily due to less discretionary payments made under the Affiliated Company Credit Agreement. Net payments made under the Affiliated Company Credit Agreement were $29,583 in the nine months ended September 30, 2018, compared to $18,400 in net proceeds received under the Affiliated Company Credit Agreement in the nine months ended September 30, 2019.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth purchases of the Partnership’s common units during the three months ended September 30, 2019 made by CONSOL Energy:

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs (in thousands)(1)(2)
July 1, 2019 - July 31, 2019	—	$—	—	$46,802
August 1, 2019 - August 31, 2019	9,610	$12.55	9,610	$46,681
September 1, 2019 - September 30, 2019	9,803	$13.20	9,803	$46,552
Total	19,413	$12.88	19,413

(1) In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program. The program previously allowed CONSOL Energy to use up to $25 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market.  CONSOL Energy's Board of Directors approved changing the termination date of the program from June 30, 2019 to June 30, 2020. Also, in accordance with CONSOL Energy’s credit facility covenants, the total amount that can be used for repurchases of the Partnership's outstanding common units was raised to $50 million.
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

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2019, furnished in XBRL).	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2019

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