Form 10-K
period 2019-12-31
CONSOL Coal Resources LP
filed 2020-02-14
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
1000 CONSOL Energy Drive, Suite 100
Canonsburg, PA 15317-6506
(724) 416-8300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange On Which Registered
Common Units representing limited partner units	CCR	New York Stock Exchange
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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☒ Emerging Growth Company  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $177,872,584 as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The New York Stock Exchange on such date.
CONSOL Coal Resources LP had 27,632,824 common units and a 1.7% general partner interest outstanding at January 24, 2020.

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

•
“Omnibus Agreement” refers to the Omnibus Agreement dated July 7, 2015, as replaced by the First Amended and Restated Omnibus Agreement dated as of September 30, 2016, and as amended by the First Amendment to the First Amended and Restated Omnibus Agreement dated November 28, 2017.

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

•
“Pennsylvania Mining Complex” refers to the Bailey, Enlow Fork, and Harvey coal mines, coal reserves and related assets and operations, located primarily in southwestern Pennsylvania. The Pennsylvania Mining Complex is owned 75% by our sponsor and its subsidiaries and 25% by CONSOL Thermal Holdings.

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

•
“subordinated units” refer to limited partner interests in CONSOL Coal Resources LP having the rights and obligations specified with respect to subordinated units in the Partnership Agreement. On August 16, 2019, all 11,611,067 subordinated units, which were owned entirely by CONSOL Energy, were converted into common units on a one-for-one basis. As of the date of this Annual Report on Form 10-K, there are no outstanding subordinated units.

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

ITEM 1.    BUSINESS

General

We are a master limited partnership formed on March 16, 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. All amounts discussed in this section are in thousands, except for per unit or per ton amounts, unless otherwise indicated.

At December 31, 2019, our assets are comprised of a 25% undivided interest in, and operational control over, the Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-British thermal unit (“Btu”) coal that is sold primarily to electric utilities in the eastern United States. We are a leading producer of high-Btu coal in the Northern Appalachian Basin and the eastern United States due to our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, the industry experience of our management team and our relationship with CONSOL Energy.

The Pennsylvania Mining Complex, which includes the Bailey Mine, the Enlow Fork Mine and the Harvey Mine, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high-productivity, low-cost longwall operations. As of December 31, 2019, our portion of the Pennsylvania Mining Complex included 167,341 tons of recoverable coal reserves that are sufficient to support approximately 23.5 years of production. In addition, our reserves currently exhibit thermoplastic behavior suitable for cokemaking, which enables us, if market dynamics are favorable, to capture greater margins from selling our coal as a crossover product in the high-vol metallurgical market to cokemakers and steel manufacturers who utilize modern cokemaking technologies.

The design of the Pennsylvania Mining Complex is optimized to produce large quantities of coal on a cost-efficient basis. We are able to sustain high production volumes at comparatively low operating costs due to, among other things, our technologically advanced longwall mining systems, logistics infrastructure and safety. All of our mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods, with many of the approved permits as far out as ten years. We typically operate five longwalls and 15-17 continuous mining sections at the Pennsylvania Mining Complex. The current production capacity of our portion of the Pennsylvania Mining Complex’s five longwalls is 7.1 million tons of coal per year. The preparation plant is connected via conveyor belts to each of our mines and cleans and processes up to 8,200 raw tons of coal per hour. Our on-site logistics infrastructure at the preparation plant includes a dual-batch train loadout facility capable of loading up to 9,000 clean tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which significantly increases our efficiency in meeting our customers’ transportation needs.

On July 1, 2015, our common units began trading on the New York Stock Exchange. On July 7, 2015, the Partnership completed the issuance of common units in connection with the IPO, a private placement of common units with Greenlight Capital, and entered into a $400,000 senior secured revolving credit facility. In connection with the IPO, we acquired a 20% undivided interest in the assets, liabilities, revenues and expenses comprising the Pennsylvania Mining Complex.

On September 30, 2016, we acquired an additional 5% undivided interest in the Pennsylvania Mining Complex for $21,500 in cash and the issuance of 3,956,496 Class A Preferred Units with a value of $67,300. All information (except distributable cash flow, which reflects the ownership percentage at the time) included within this filing has been recast to reflect the Partnership’s current 25% undivided interest in the assets, liabilities, revenues and expenses comprising the Pennsylvania Mining Complex. On October 2, 2017, all of the Class A Preferred Units were converted into common units on a one-for-one basis.

Since November 28, 2017, CONSOL Energy has been our sponsor. CONSOL Energy's coal business includes its 75% undivided interest in the Pennsylvania Mining Complex, terminal operations at the Port of Baltimore and undeveloped coal reserves located in the Northern Appalachian Basin, Central Appalachian Basin and Illinois Basin and certain related coal assets and liabilities. On August 16, 2019, all 11,611,067 subordinated units, which were owned entirely by our sponsor, were converted into common units on a one-for-one basis. As of December 31, 2019, CONSOL Energy holds (i) 16,811,818 of our common units, (ii) a 1.7% general partnership interest in us and (iii) all of our incentive distribution rights.

Our primary strategy for growing our business is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. The primary component of our growth strategy is based upon our expectation of future divestitures by CONSOL Energy to us of portions of its retained 75% undivided interest in the Pennsylvania Mining Complex.

Our principal executive offices are located at 1000 CONSOL Energy Drive, Suite 100, Canonsburg, Pennsylvania 15317-6506, and our telephone number is (724) 416-8300. Our website is located at www.ccrlp.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K.

Organization Structure

The following simplified diagram depicts our organizational structure and our relationship with CONSOL Energy as of December 31, 2019:

Our Relationship with CONSOL Energy

One of our principal strengths is our relationship with our sponsor, CONSOL Energy. CONSOL Energy is a leading, low-cost producer of high-quality coal, headquartered in Canonsburg, Pennsylvania. CONSOL Energy deploys an organic growth strategy focused on efficiently developing its resource base. CONSOL Energy’s premium coal grades are sold to electricity generators, steel makers, coke producers and industrial consumers, both domestically and internationally. CONSOL Energy is listed on the NYSE under the symbol “CEIX” and had a market capitalization of approximately $376.3 million as of December 31, 2019.

Our Assets

CONSOL Thermal Holdings owns a 25% undivided interest in the Pennsylvania Mining Complex. CONSOL Thermal Holdings entered into an operating agreement with CPCC and Conrhein under which CONSOL Thermal Holdings is named as operator and assumes management and control over the day-to-day operations of the Pennsylvania Mining Complex for the life of the mines. We are managed by the directors and executive officers of our general partner. As a result, the directors and executive officers of our general partner have the ultimate responsibility for managing and conducting all of our and our subsidiaries’ operations, including with respect to CONSOL Thermal Holdings’ rights and obligations under the operating agreement. Based on our current production capacity utilizing five longwall mining systems, our recoverable coal reserves are sufficient to support approximately 23.5 years of production.

Our Operations

Bailey Mine

The Bailey Mine is located in Enon, Pennsylvania. The Bailey Mine is the first mine developed at the Pennsylvania Mining Complex. As of December 31, 2019, the Partnership’s portion of the Bailey Mine’s assigned and accessible reserve base contained an aggregate of 28,817 tons of recoverable coal reserves with an average as-received gross heat content of approximately 12,890 Btus per pound and an approximate average lb SO2/mmBtu of 4.4. Construction of the slope and initial air shaft began in 1982. The slope development reached the coal seam at a depth of approximately 600 feet and, following development of the slope bottom, commercial coal production began in 1984. Longwall mining production commenced in 1985, and the second longwall was placed into operation in 1987. In 2010, a new slope and overland belt system was commissioned, which allowed a large percentage of the Bailey Mine to be sealed off. For the years ended December 31, 2019, 2018 and 2017, our portion of the Bailey Mine produced 3,054 tons, 3,184 tons and 3,031 tons of coal, respectively. The Bailey Mine uses approximately six to seven continuous mining units to develop the mains and gate roads for its longwall panels.

Enlow Fork Mine

The Enlow Fork Mine is located directly north of the Bailey Mine. As of December 31, 2019, the Partnership’s portion of the Enlow Fork Mine’s assigned and accessible reserve base contained an aggregate of 81,126 tons of recoverable coal reserves with an average as-received gross heat content of approximately 12,940 Btus per pound and an approximate average lb SO2/mmBtu of 3.3. Initial underground development was started from the Bailey Mine while the Enlow Fork slope was being constructed. Once the slope bottom was developed and the slope belt became operational, seals were constructed to separate the two mines. Following development of the slope bottom, commercial coal production began in 1989. Longwall mining production commenced in 1991 with the second longwall coming online in 1992. In 2014, a new slope and overland belt system was commissioned and a substantial portion of the Enlow Fork Mine was sealed. For the years ended December 31, 2019, 2018 and 2017, our portion of the Enlow Fork Mine produced 2,511 tons, 2,469 tons and 2,295 tons of coal, respectively. The Enlow Fork Mine uses approximately six to seven continuous mining units to develop the mains and gate roads for its longwall panels.

Harvey Mine

The Harvey Mine is located directly east of the Bailey and Enlow Fork Mines. As of December 31, 2019, the Partnership’s portion of the Harvey Mine’s assigned and accessible reserve base contained an aggregate of 57,398 tons of recoverable coal reserves with an average as-received gross heat content of approximately 12,950 Btus per pound and an approximate average lb SO2/mmBtu of 3.8. Similar to the Enlow Fork Mine, the Harvey Mine was developed off of the Bailey Mine’s slope bottom. Once the slope for the Harvey Mine was placed into operation, seals were built to separate the two mines, and the original slope was dedicated solely to the Harvey Mine, which eliminated the need to make significant capital expenditures to develop, among other things, a new slope, air shaft and portal facility. Development of the Harvey Mine began in 2009, and construction of the supporting surface facilities commenced in 2011. Longwall mining production commenced in March 2014. For the years ended December 31, 2019, 2018 and 2017, our portion of the Harvey Mine produced 1,256 tons, 1,245 tons and 1,201 tons of coal, respectively. The Harvey Mine uses approximately three continuous mining units to develop the mains and gate roads for its longwall panels. The Harvey Mine’s existing infrastructure, including its bottom development, slope belt and material handling system, has the capacity to add one incremental permanent longwall mining system with additional mine development and capital investment.
Capital Expenditures

In 2020, the Partnership expects to invest $25,000-$30,000 in maintenance capital expenditures, which is decreased from 2019 levels due to expected reductions in equipment-related expenditures and spending on buildings and structures.

Our Customers and Contracts

We sell coal to an established customer base through opportunities as a result of strong business relationships or through a formalized bidding process. We refer to the contracts under which coal produced from the Pennsylvania Mining Complex is sold, which contracts are administered at our direction by a wholly owned subsidiary of CONSOL Energy under a contract agency agreement, as “our contracts”. For 2020 and 2021, our contracted position, as of February 11, 2020, is at 95% and 43%, respectively, assuming an annual coal sales volume at the midpoint of our guidance range. Our contracted position includes a mix of sales to our top domestic customers and to the thermal and metallurgical export markets, maintaining our diversified market exposure and providing a solid revenue base for meeting our long-term market strategy.

The sales commitments under contract are our expected sales tons and can fluctuate up or down due to provisions contained within our contracts. The contractual time commitments for customers to nominate future purchase volumes under our contracts are typically sufficient to allow us to balance our sales commitments with prospective production capacity or incremental sales volume. In addition, the commitments can change because of reopener provisions contained in certain of these long-term contracts.  For the years ended December 31, 2019, 2018 and 2017, approximately 88%, 68% and 68%, respectively, of all the coal produced from the Pennsylvania Mining Complex was sold under contracts with terms of one year or more.

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

Of our 2019 sales tons, approximately 66% were sold to U.S. electric generators, 33% were priced on export markets and 1% were sold to other domestic customers. Of the 33% of our 2019 sales tons priced on export markets, 6% were sold in the metallurgical market. In 2019, we derived greater than 70% of our total coal sales revenue from our top three customers. As of January 1, 2020, we had multiple sales agreements with these customers that expire at various times in 2020 through 2023.

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

Competition

The coal industry is highly competitive, with numerous producers selling into all markets that use coal. There are numerous large and small producers in all coal-producing basins of the United States, and we compete with many of these producers, including those who export coal abroad. Potential changes to international trade agreements, trade concessions and tariffs or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We may be adversely impacted on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements. In addition, coal is sold internationally in U.S. dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors’ currencies decline against the U.S. dollar or against our foreign customers’ local currencies, those competitors may be able to offer lower prices for coal to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

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

Compliance with these laws has substantially increased the cost of coal mining, and the possibility exists that new legislation or regulations may be adopted, which would have a significant impact on our coal mining operations or our customers’ ability to use our coal and may require us or our customers to change their operations significantly or incur substantial costs. Additionally, these laws are subject to revision and may become increasingly stringent. The ultimate effect of implementation may not be predictable, as associated regulations may still be in development or subject to public notice, extensive comment, or judicial review.

The following is a summary of the more significant existing environmental and worker health and safety laws and regulations to which we and our customers’ business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations and financial position.

Environmental Laws

Clean Air Act. The federal Clean Air Act (“CAA”) and corresponding state and local laws and regulations affect all aspects of coal mining operations, both directly and indirectly. The CAA directly impacts our coal mining operations through permitting and emission control requirements for the construction or modification of certain facilities. Indirectly, the CAA affects the U.S. coal industry by extensively regulating the air emissions of coal-fired electric power generating plants or other industrial facilities operated by our customers.

Coal impurities are released into the air when coal is combusted. The CAA regulates specific emissions, such as sulfur, nitrogen oxides, particulate matter, mercury and other substances. In addition to those statutes discussed herein, CAA programs such as Maximum Achievable Control Technology (“MACT”) emission limits for Hazardous Air Pollutants, the Regional Haze Program, and permitting requirements under New Source Review may directly or indirectly affect our operations. Such regulations restricting emissions from coal-fired electric generating plants or other industrial facilities could increase the costs to operate and affect demand for coal as a fuel source, therefore potentially affecting the volume of our sales. Moreover, additional environmental regulations increase the likelihood that existing coal-fired electric generating plants will be decommissioned or replaced with alternative sources of fuel and reduce the likelihood that new coal-fired plants will be built in the future. In recent years, repeal or revision to multiple regulations under the CAA has been proposed; however, the extent to which these regulations will take effect or survive future administrations is uncertain.

Mercury and Air Toxics Standards Rule. In 2012, the United States Environmental Protection Agency (“EPA”) promulgated or finalized several rules for New Source Performance Standards (“NSPS”) for coal and oil-fired power plants. NSPS are technology-based standards that vary depending on the particular source, such as a coal-fired electric generating plant, and can have a significant influence on the cost of using coal as a fuel source. The EPA's 2012 Mercury and Air Toxics Standards rule (“MATS Rule”) established NSPS for emissions of particulate matter, sulfur dioxide (“SO2”) and nitrogen oxides (“NOX”) from coal-fired electric generating units (“EGUs”). The MATS Rule also established national emission standards for hazardous air pollutants (“NESHAP”) for coal-fired electric generating units for certain impurities such as mercury. Unlike pollutants regulated by a NSPS, pollutants regulated by a NESHAP require the MACT be used to control emissions of the pollutant. The application of a MACT standard is generally more costly than other control technology standards, and prompted the closure of some facilities. The rule was challenged and ultimately rejected by the U.S. Supreme Court on June 29, 2015 for failing to consider the costs imposed by the MATS Rule. The rule was remanded to the Court of Appeals for the D.C. Circuit (“D.C. Circuit”) to determine whether to allow the EPA to address the rule’s deficiencies or to vacate and nullify the rule. In April 2017, the D.C. Circuit granted the EPA's request to stay the case to allow the agency to fully review the rule. Nevertheless, many coal-fired electric power generators have already taken steps to comply with the MATS Rule, as such required control and operational modifications can take significant time to install and/or implement. On December 27, 2018, the EPA proposed to revise the 2016 supplemental cost finding for the MATS Rule, as well as the related risk and technology review required by the CAA. Under the proposal, the emissions standards and other requirements of the MATS Rule would remain in place while the EPA’s methodology for assessing the costs and benefits of the rule were being modified.

National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards (“NAAQS”) for six pollutants considered harmful to public health and the environment (“Criteria Pollutants”). Areas that are not in compliance with these standards are considered “non-attainment areas.” In recent years, the EPA has adopted more stringent NAAQS for these Criteria Pollutants, which could directly or indirectly impact mining operations through the designation of new non-attainment areas which could prompt local changes to permitting or emissions control requirements, as prescribed by federally mandated state implementation plans that require emission source identification and emission reduction plans. Final rules may require significant investment in emissions control technologies by our customers in the electric power generation industry, and could affect the demand for our coal. For example, in 2015, the EPA finalized the NAAQS for ozone pollution and reduced the limit to 70 parts per billion (“ppb”) from the previous 75 ppb standard. The final rule was challenged in the D.C. Circuit. On April 7, 2017, the EPA advised the D.C. Circuit that it intended to reconsider the final rule and the Court subsequently stayed the litigation pending further action by the EPA. In August 2018, the EPA ultimately decided not to revisit the rule. As a result, the D.C. Circuit lifted its stay of the 2015 ozone NAAQS rule imposing the 70 ppb ambient air quality standard while EPA reviews the standards under an expedited process. On October 31, 2019, EPA published a draft policy assessment recommending that the 70 ppb ozone NAAQS be retained. The policy assessment will be followed by a proposed rule finalizing the ozone NAAQS update on or before October 1, 2020.

Cross-State Air Pollution Rule. On July 6, 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”). CSAPR regulates cross-border emissions of criteria air pollutants such as SO2 and NOX particulate matter and ozone in the District of Columbia and 27 states. CSAPR requires states to limit emissions from sources that “contribute significantly” to noncompliance with air quality standards, such as electric power generating facilities. If the ambient levels of criteria air pollutants are above the thresholds set by the EPA, a region is considered to be in “nonattainment” for that pollutant and the EPA applies more stringent control standards for sources of air emissions located in the region. In October 2016, the EPA finalized revisions to the CSAPR, known as the CSAPR Update Rule. Following litigation in the D.C. Circuit and U.S. Supreme Court, CSAPR was implemented in two phases: Phase 1 began in 2015 and Phase 2 began in 2017. On December 6, 2018, the EPA issued the CSAPR “Close-Out” Rule, a final determination that the CSAPR achieves requirements with respect to the 2008 ground-level ozone NAAQS in 20 states, and accordingly, those states will not be required to impose requirements for further reduction in transported ozone pollution. In addition, the covered states do not need to submit state implementation plans (“SIPs”) that would establish additional requirements beyond the existing CSAPR update. The “Close-Out” rule was challenged by several states and other entities in the D.C. Circuit. In a September 13, 2019 ruling, the D.C. Circuit remanded the 2016 CSAPR Update Rule to EPA, finding that rule is inconsistent with the CAA. In a subsequent October 1, 2019 ruling, the CSAPR “Close-Out” rule was vacated.

Affordable Clean Energy Rule. In August 2018, the EPA published a proposed rule, the Affordable Clean Energy (“ACE”) rule, to replace the 2015 “Carbon Pollution Standard for New Power Plants”, known as the Clean Power Plan (“CPP”). The CPP, which established separate NSPS for carbon dioxide (“CO2”) emissions for new, modified, or reconstructed power plants under the CAA, was challenged by multiple parties with its effective date ultimately being stayed by the U.S. Supreme Court. The EPA formally proposed repeal of the CPP on October 16, 2017. The CPP was formally repealed with promulgation of the final ACE rule on June 19, 2019. The ACE rule establishes greenhouse gas (“GHG”) guidelines for states to use when developing plans to limit CO2 emissions from coal-fired EGUs. The ACE rule provides that heat rate efficiency improvements are the Best System of Emission Reduction for coal-fired electric utility sources under the federal Clean Air Act. The ACE rule directs states to develop specific SIPs to implement the rule, and provides six heat rate improvement technologies that may be considered by the states to establish emission standards of performance on a plant-by-plant basis. States may also consider the remaining useful life of the EGUs, as provided by the CAA. While the ACE rule reduces regulatory burden on coal fired EGUs compared to the CPP, its ultimate effect on coal demand is unknown. Several states and public interest groups have petitioned for review of the ACE rule in the D.C. Circuit. The EPA has requested for an expedited review of the challenges, seeking a resolution in the D.C. Circuit in 2020.

    National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires federal agencies to assess the environmental effects of their proposed actions prior to taking a “major Federal action”, which encompasses agencies’ decisions on certain permitting applications that fall under federal jurisdiction. NEPA reviews require federal agencies to review the environmental impacts of their decisions, including those associated with GHG emissions and the effects of climate change. Agencies must issue either an Environmental Impact Statement or an Environmental Assessment, which may create delays in project review and authorization timeframes, or increase the cost of compliance. In June 2018, the White House Council on Environmental Quality (“CEQ”) issued an Advance Notice of Proposed Rulemaking on NEPA seeking to streamline the NEPA process, while also minimizing unnecessary litigation, cost and delay for project proponents. On June 26, 2019, CEQ published a “Draft NEPA Guidance on Consideration of Greenhouse Gas Emissions” to replace guidance previously issued in 2016. The draft guidance seeks to clarify the scope of review federal agencies should undertake when considering the effects of GHG emissions under NEPA. A final proposed rule is expected to be published in 2020. Certain federal courts have held that GHGs must be considered under NEPA prior to a federal agency taking a “major Federal action,” and any modifications to NEPA will likely be subject to legal challenge.

Laws and Regulations Governing Greenhouse Gas Emissions. Our customers' consumption of the coal we produce results in the emission of GHGs, such as CO2 and nitrous oxide. During operations, our coal mines release methane, a GHG, to promote a safe working environment for our miners underground. GHGs are believed to contribute to warming of the earth’s atmosphere and other climatic changes. As a result, global climate change initiatives and regulations intended to reduce GHG emissions have and are expected to continue to result in (i) the decreased utilization or accelerated closure of existing coal-fired EGUs, (ii) the increased utilization of alternative fuels or generating systems, and (iii) a reduction or elimination of new coal-fired power plant construction in certain countries.
Foreign governments, including the European Union and member countries, have adopted regulations governing GHG emissions. In the United States, findings published by the EPA in 2009 concluded that GHG emissions pose an endangerment to public health and the environment. These findings provided the EPA with the authority to adopt and implement regulations restricting GHG emissions under existing provisions of the CAA. For example, the EPA relied on this authority to promulgate NSPS for CO2 emissions from power plants under the ACE rule, discussed above.

Since 2011, the EPA has required underground coal mines and certain support facilities exceeding a minimum GHG emission threshold to report emissions annually under the Mandatory Reporting Rule. These emissions are currently classified as fugitive emissions associated with coal extraction and are not currently regulated by the EPA. Previous petitions and judicial challenges seeking to compel the EPA to classify coal mines as stationary sources appropriate for regulation have been unsuccessful to date. If the EPA were to regulate coal mine methane emissions in the future, we would likely be required to install additional pollution control devices, pay fees or taxes for our emissions, or incur expenses associated with the purchase of emissions credits, in order to continue operation. Alternatively, we may need to curtail coal production. The magnitude of impact on our operations, capital expenditures, financial condition or cash flows would be dependent on the structure of any proposed regulation and the degree of emission reduction prescribed.
In the absence of sweeping federal legislation on GHG emissions in the United States, some states, governors, mayors and businesses have committed to the goals of the Paris Agreement or other broad GHG reduction initiatives. For instance, on October 3, 2019, Pennsylvania Governor Tom Wolf issued an Executive Order, “Commonwealth Leadership in Addressing Climate Change through Electric Sector Emissions Reductions,” directing the state’s Department of Environmental Protection to begin a rulemaking process that will allow Pennsylvania to join the Regional Greenhouse Gas Initiative (“RGGI”). RGGI is a mandatory cap-and- trade program among 10 northeastern states to reduce CO2 emissions from the power sector. Governor Wolf’s authority to commit the state to membership in such a consortium without the approval of lawmakers will likely be subject to legislative and legal challenges, and its ultimate effect on coal demand is presently unknown. Similar to other mandatory cap-and-trade initiatives, such as the Midwestern Regional Greenhouse Gas Reduction Accord and the Western Climate Initiative, RGGI seeks to limit CO2 emissions annually in order to achieve a prescribed long-term emissions reduction target. In all cap-and-trade scenarios, power generators are required to purchase allowances, available through auction or a secondary market, that are equal to one ton of CO2 emissions thereby increasing the cost of electric power generation. GHG and climate change initiatives, associated regulation, and cap-and-trade initiatives could result in decreased demand and decreased prices for our coal, in both domestic and international markets.

Clean Water Act. The federal Clean Water Act (“CWA”) and corresponding state laws affect our coal operations by regulating discharges into certain waters, primarily through permitting. CWA permits issued either by the EPA or an analogous state agency typically require regular monitoring and compliance with limitations on defined pollutants and reporting requirements. Specific to the Partnership's operations, CWA permits and corresponding state laws often require (1) treatment of discharges from coal mining properties for non-traditional pollutants, such as chlorides, sulfates, selenium and dissolved solids and (2) requirements to dispose of produced wastes at approved disposal facilities.

In order to obtain a permit for certain coal mining activities, including the construction of coal refuse areas and slurry impoundments that may result in impacts to waters of the United States, an operator may need to obtain a permit for the discharge of fill material from the Army Corps of Engineers (“ACOE”) under Section 404, as well as a corresponding permit from the state regulatory authority under Section 401 of the CWA. Alternatively, for specific categories of activities determined to have minimal effects, the Partnership may be required to obtain nationwide permits from the ACOE. All permits associated with the placement of dredge or fill material subject to minimum thresholds require appropriate mitigation. Permit holders must receive explicit authorization from ACOE before proceeding with mining activities, which could result in time or cost burdens to our operations.
Additionally, the Partnership must obtain National Pollution Discharge Elimination System (“NPDES”) permits from the appropriate state or federal permitting authority under Section 402 of the CWA. These permits establish effluent limitations for discharges to streams that are protective of water quality standards. For wastewater discharges to receiving waters that are classified as either high-quality or impaired, stringent restrictions are established to ensure anti-degradation and compliance with water quality standards. Permitting such discharges under NPDES could increase the cost, time, and difficulty of complying with permit requirements, and may warrant costly treatment that could affect our operations.
Under the CWA, citizens may sue permit holders for alleged discharges of pollutants not explicitly limited by NPDES permits, or, citizens may sue to enforce NPDES permit requirements. Beginning in 2012, multiple citizen suits have been filed alleging violations of numeric and narrative water quality standards that broadly prohibit effects to aquatic life. The suits seek penalties and injunctive relief that could limit future discharges or impose expensive treatment technologies. While the outcome of these suits cannot be predicted, court rulings could result in additional treatment expenses that could affect our operations. See Item 3, “Legal Proceedings,” regarding certain actions pertaining to our operations.

In June 2015, the EPA issued a rule to clarify which waterways are subject to federal jurisdiction under the CWA, known as the Clean Water Rule. This rule was quickly challenged and nationwide implementation was blocked by a federal appeals court. The Clean Water Rule would impose additional permitting obligations on the Partnership's operations by increasing the number of waterbodies subject to CWA permitting and other regulations. On February 28, 2017, President Trump issued an executive order prompting the EPA and ACOE to consider replacing the blocked Clean Water Rule. On December 11, 2018, the EPA and the ACOE proposed a new regulation to determine which waterbodies are subject to federal jurisdiction. A final rule repealing the 2015 definition of “Waters of the United States” (“WOTUS”) became effective on December 23, 2019. The repeal resets a consistent, nationwide regulatory standard to the previous pre-2015 regulations. A replacement rule that redefines WOTUS to comport with the text of the CWA is expected to be finalized in 2020.

On November 3, 2015, the EPA published the final Effluent Limitations Guidelines and Standards (“ELG”) rule, revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. On September 13, 2017, the EPA finalized a rule postponing for two years certain applicability dates for specific waste streams subject to the effluent limitations. On November 22, 2019, the EPA published its proposed revisions to the stringent limitations and standards included in the 2015 final ELG rule, while establishing a voluntary incentive program which provides power plants until December 31, 2028, to implement changes.

Surface Mining Control and Reclamation Act. The federal Surface Mining Control and Reclamation Act (“SMCRA”) establishes minimum extraction, environmental, reclamation, and closure standards for mining activities. While SMCRA is a comprehensive statute, it does not supersede other major statutes such as the Clean Air Act, Clean Water Act, Endangered Species Act and other statutes discussed herein. Operators must obtain SMCRA permits and permit renewals from the U.S. Office of Surface Mining (“OSM”) or from the applicable state agency where states have been granted regulatory primacy by demonstrating that the state’s regulatory program is at least as stringent as the federal program. Our active operations are located in states which have achieved primary jurisdiction for enforcement of SMCRA, with oversight from OSM. The timing of permit issuance is largely at the discretion of the regulatory authorities and is related to the size and complexity of the operation seeking approval. Timing of permit issuance can also be influenced by public engagement in the permitting process, such as through comment, hearings, or legal interventions which could affect our operations. In addition, mining permits can be delayed, refused, or revoked if any entity under common ownership or control have unabated permit violations, including the mining and compliance history of officers, directors, and principal owners of the entity seeking permit approval.
Under federal and state laws, including SMCRA, we are required to obtain surety bonds or other acceptable security to secure payment of our long-term obligations, including mine closure and reclamation, mine water treatment, federal and state workers’ compensation costs, coal leases, or other miscellaneous obligations. Surety bonds are typically renewable on a yearly basis and it is possible that surety-bond issuers may refuse to renew bonds or may demand additional collateral therefor. In recent years, surety bond costs have increased, the market terms of surety bonds have generally become less favorable, and the number of companies willing to issue surety bonds has decreased. Any failure to maintain, or our inability to acquire, surety bonds required by state and federal laws or the related collateral required by bond issuers, could have a material adverse effect on our ability to produce coal, adversely affecting our business, financial condition, liquidity, results of operations and cash flows. As of December 31, 2019, we posted an aggregated $89 million in surety bonds for reclamation purposes, as well as approximately $11 million in surety bonds, cash, and letters of credit to secure other obligations including workers compensation, coal lease, and other obligations.

In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund, which is used to restore lands mined, closed, or abandoned before SMCRA's adoption in 1977, and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The current per ton fee is $0.12 per ton for underground mined coal. This fee is currently scheduled to be in effect until September 30, 2021. We recognized expense related to Abandoned Mine Reclamation Fund fees of approximately $1 million for the year ended December 31, 2019.

Endangered Species Act. The federal Endangered Species Act (“ESA”) and other related federal and state statutes protect species that have been classified as endangered or threatened with possible extinction, or other protective designations. Protection of these species could prohibit or delay authorization of mining activities or may place additional restrictions on our operations related to timbering, construction, vegetation, or water discharges. A number of species indigenous to our operating areas are protected under the ESA or other related laws and regulations; however, we do not believe the ESA would materially or adversely affect our mining operations under current approved mining plans. If more stringent or protective measures were required, or if additional critical habitat areas were designated, our operations could be exposed to additional requirements and expense, or delayed approval timeframes. In August 2018, the Department of the Interior issued three proposed rules intended to update and streamline the ESA as it relates to: (i) factors for the listing, delisting, or reclassifying of species, and the designation of critical habitat and (ii) the blanket extension of prohibitions for endangered species to threatened species. These rules, which became effective on September 26, 2019, are subject to challenge from several states and environmental groups.

Comprehensive Environmental Response, Compensation, and Liability Act. The Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) imposes remediation requirements related to actual or threatened releases of hazardous substances into the environment. Under CERCLA or related state laws, joint and several liability may be imposed on generators of hazardous waste, site owners, waste transporters or others regardless of fault associated with the original disposal activity. Although the EPA excludes most wastes generated during coal mining and processing from hazardous waste laws, such wastes may contain hazardous substances that are governed by CERCLA if released to the environment. Our current operations, operations of our predecessors, or sites to which we have sent waste materials could be subject to liability under CERCLA.
Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws and regulations affect coal mining by imposing requirements for the treatment, storage, transportation, and disposal of certain wastes created throughout the coal mining process. Facilities where certain regulated wastes have been treated, stored or disposed of are subject to RCRA and may receive corrective action orders for instances of non-compliance or in the event a hazardous substance is released to the environment. Many waste streams created throughout the mining process are excluded from the regulatory definition of hazardous waste, and coal operations authorized under SMCRA are exempt from RCRA permitting requirements. RCRA is particularly important in the coal industry because it regulates coal combustion residuals - byproducts of coal combustion. In April 2015, the EPA published regulations under RCRA for the disposal of coal combustion residuals from electric utilities and independent power producers (the “coal combustion residuals rule”). Importantly, coal combustion residuals are regulated under RCRA as “non-hazardous” waste and avoid the stricter, costlier regulations under RCRA's “hazardous” waste rules. In 2018, the EPA promulgated the first of a two-part rulemaking amending the national minimum criteria for existing and new coal combustion residuals impoundments. The EPA released its second rulemaking proposal on December 19, 2019, to establish a federal permitting program for states and territories that do not have an approved permitting program for the disposal of coal combustion residuals in surface impoundments and landfills under RCRA. The coal combustion residuals rule imposes new requirements at existing coal combustion residuals impoundments and landfills that would generally increase the cost of coal combustion residuals management. The combined effect of the coal combustion residuals rule and ELG regulations (discussed above) has compelled power generating companies to close existing ash ponds and may force the closure of certain older existing coal burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for our coal.

Other Environmental Regulations. We are required to comply with other state, federal and local environmental laws in addition to those discussed above. These laws include, for example, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, the Toxic Release Inventory, and the rules governing the use and storage of explosives regulated by the U.S. Bureau of Alcohol, Tobacco, and Firearms and the Department of Homeland Security.

Health and Safety Laws

Mine Safety. Legislative and regulatory changes have required us to purchase additional safety equipment, construct stronger seals to isolate mined out areas, and engage in additional training. We have also experienced more aggressive inspection protocols, and with new regulations, the volume of civil penalties have increased. The actions taken thus far by federal and state governments include requiring:

•	the caching of additional supplies of self-contained self-rescuer devices underground;

•	the purchase and installation of electronic communication and personal tracking devices underground;

•	the purchase and installation of proximity detection devices on continuous miner machines;

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

Since March 2015, all underground coal mine operations have been required by MSHA to equip continuous mining machines (except full-face continuous mining machines) with proximity detection systems. The proximity detection system strengthens protection for miners by reducing the potential of pinning, crushing and striking hazards that result in life-threatening injuries and death.

Since August 1, 2014, we have been subject to additional rules designed to lower miners’ exposure to respirable coal mine dust. Accordingly, we have been required to take full shift dust samples from the designated occupations and areas using the new continuous personal dust monitor (“CPDM”) technology, which provides real time dust exposure information to the miner. CPDM equipment was purchased and was placed into service which was required to meet compliance with the new rule. Dust Coordinators and Dust Technicians were hired in order to meet the staffing demand to manage compliance with the new rule. The current respirable dust standard was reduced from 2.0 to 1.5mg/m3 for designated occupations and from 1.0 to 0.5mg/m3 for Part 90 miners (coal miners who show evidence of the development of black lung disease).

Black Lung Legislation. Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to:

•	current and former coal miners totally disabled from black lung disease;

•	certain survivors of miners who have died from black lung disease; and

•
a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner’s last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. The trust fund is funded by an excise tax on U.S. production of coal, at a 2018 rate of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. On January 1, 2019, the excise tax levels reverted to pre-2008 levels, at $0.50 per ton for deep mined coal and $0.25 per ton for surface-mined coal. In December 2019, Congress restored the 2018 rates (of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal), effective through December 31, 2020.

The Patient Protection and Affordable Care Act made two changes to the Federal Black Lung Benefits Act. First, it provided changes to the legal criteria used to assess and award claims by creating a legal presumption that miners are entitled to benefits if they have worked at least 15 years in underground coal mines, or in similar conditions, and suffer from a totally disabling lung disease. To rebut this presumption, a coal company would have to prove that a miner did not have black lung or that the disease was not caused by the miner’s work. Second, it changed the law so that black lung benefits will continue to be paid to dependent survivors when the miner passes away, regardless of the cause of the miner’s death. The changes have increased the cost to us of complying with the Federal Black Lung Benefits Act. In addition to the federal legislation, we are also liable under various state statutes for our portion of black lung claims.
Other State and Local Laws

Ownership of Coal Rights. The Partnership’s coal business acquires ownership or leasehold rights to coal properties prior to conducting operations on those properties. As is customary in the coal industry, we have generally conducted only a summary review of the title to coal rights that are not in our development plans, but which we believe we control. This summary review is conducted at the time of acquisition or as part of a review of our land records to determine control of coal rights. Given our experience as a coal producer, we believe we have a well-developed ownership position relating to our coal control. Prior to the commencement of development operations on coal properties, we conduct a thorough title examination and perform curative work with respect to significant defects. We generally will not commence operations on a property until we have cured any material title defects on such property. We are typically responsible for the cost of curing any title defects. We have completed title work on substantially all of our coal-producing properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the industry.

Employees

Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for procuring the employees and other personnel necessary to conduct our operations. The directors and executive officers of our general partner manage our and our subsidiaries’ operations and activities. The executive officers of our general partner are employed and compensated by CONSOL Energy or its affiliates, other than the general partner. Under our omnibus agreement, we reimburse CONSOL Energy for compensation-related expenses (including salary, bonus, incentive compensation and other amounts) attributable to the portion of an executive’s compensation that is allocable to our general partner. Pursuant to the operating agreement, CONSOL Thermal Holdings, our wholly owned subsidiary, manages and controls the day-to-day operations of the Pennsylvania Mining Complex. Under our employee services agreement, employees of CONSOL Energy and its subsidiaries continue to mine, process and market coal from the Pennsylvania Mining Complex, subject to our direction and control under the operating agreement. All of the field-level employees required to conduct and support our operations are employed by

CONSOL Energy or its subsidiaries and are subject to the employee services agreement. As of December 31, 2019, CONSOL Energy employed approximately 1,594 people, who provide direct support to our operations pursuant to the employee services agreement. None of the employees who provide direct support to the Pennsylvania Mining Complex are represented by a labor union or collective bargaining agreement.

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

The Partnership will remain an emerging growth company until December 31, 2020, although we will lose that status sooner if:

•	we have more than $1.07 billion of revenues in a fiscal year;

•	our limited partner interests held by non-affiliates have a market value of more than $700 million; or

•	we issue more than $1 billion of non-convertible debt over a three-year period.

The JOBS Act also provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Partnership has irrevocably elected to “opt out” of this exemption and, therefore, is subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Available Information

The Partnership maintains a website at www.ccrlp.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the SEC. These documents are also available at the SEC’s website www.sec.gov. Apart from SEC filings, we also use our website to publish information which may be important to investors.

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

Risks Related to Our Business

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution, or any distribution at all, to our common unitholders.

In order to support the payment of the minimum quarterly distribution of $0.5125 per common unit per quarter, or $2.05 per common unit on an annualized basis, we must generate distributable cash flow of approximately $14,405 per quarter, or approximately $57,619 per year, based on the number of common units and the general partner interest outstanding as of December 31, 2019.

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

In addition, we may not generate sufficient distributable cash flow to pay our quarterly distribution to our common unitholders at the current distribution level, or at all, following the establishment of cash reserves and payment of expenses, including payments to our general partner, and as a result, future distributions to our common unitholders may be reduced, suspended or eliminated.

Our growth strategy primarily depends on us acquiring additional undivided interests in the Pennsylvania Mining Complex from CONSOL Energy.

Our primary strategy for growing our business is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. The primary component of our growth strategy is based upon our expectation of future divestitures by CONSOL Energy to us of portions of its currently retained 75% undivided interest in the Pennsylvania Mining Complex. CONSOL Energy is under no obligation to sell us additional undivided interests in the Pennsylvania Mining Complex and we are under no obligation to purchase additional undivided interests in the Pennsylvania Mining Complex from CONSOL Energy. We may never purchase additional undivided interests in the Pennsylvania Mining Complex for several reasons, including the following:

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

We can provide no assurance that we will be able to successfully consummate any future acquisition of all or any portion of CONSOL Energy’s retained 75% undivided interest in the Pennsylvania Mining Complex. If CONSOL Energy reduces its ownership interest in us, it may be less willing to sell to us additional undivided interests in the Pennsylvania Mining Complex. If we do not acquire all or a significant portion of CONSOL Energy’s retained 75% undivided interest in the Pennsylvania Mining Complex or other assets, our ability to grow our business and maintain our cash distributions to our unitholders may be significantly limited.

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

Our profitability depends substantially on our ability to mine, in a cost-effective manner, coal reserves that possess the quality characteristics that our customers desire. Because our reserves decline as we mine our coal, our future profitability depends upon our ability to acquire additional coal reserves and surface land needed to ensure the reserves are economically recoverable to replace the reserves we produce. If we fail to acquire, gain access to or develop sufficient additional reserves over the long term to replace the reserves depleted by our production, our existing reserves will eventually be depleted, which may have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.

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

Decreases in demand for electricity and changes in coal consumption patterns of electric power generators could adversely affect our business.

Our business is closely linked to domestic demand for electricity, and any changes in coal consumption by U.S. or international electric power generators would likely impact our business over the long term. According to the U.S. Energy Information Administration, in 2019, the domestic electric power sector accounted for approximately 91% of total U.S. coal consumption. In 2019, the Pennsylvania Mining Complex sold approximately 66% of its coal to U.S. electric power generators, and we have annual or multi-year contracts in place with these electric power generators for a significant portion of our future production. The amount of coal consumed by the electric power generation industry is affected by, among other things:

•	general economic conditions, particularly those affecting industrial electric power demand, such as a downturn in the economy and financial markets in the U.S. or in international markets;

•	overall demand for electricity;

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

A significant portion of our production is sold in international markets, which exposes us to additional risks and uncertainties.

For the fiscal years ended December 31, 2019, 2018 and 2017, approximately 35%, 29% and 31%, respectively, of our annual coal revenue was derived from customers who exported our coal outside the United States. Exports to Asia represent the majority of those sales. We believe that international markets will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. Our international markets are subject to a number of material risks, including, but not limited to:

•	changes in a specific country's or region's political, economic or other conditions;

•
changes in U.S. government policy with respect to these foreign countries may inhibit export of our products and limit potential customers’ access to U.S. dollars in a country or region in which those potential customers are located;

•	we may experience difficulties in enforcing our legal contracts or the collecting of foreign accounts receivable in a timely manner and we may be forced to write off these receivables;

•	tariffs and other barriers may make our products less cost competitive or slow the ability of our customers to pay us for the coal that we sell overseas;

•	potentially adverse tax consequences to our customers may damage our cost competitiveness;

•	customs, import/export and other regulations of the countries in which our international customers are located may adversely affect our business;

•	currency fluctuations may make our coal less cost competitive, affecting overseas demand for our coal, or may indirectly expose us to currency fluctuation risks; and

•	geopolitical uncertainty or turmoil, including terrorism, war and natural disasters.

Our sales are also affected by general economic conditions in our international markets. A prolonged economic downturn in international markets could have a material adverse effect on our business. Negative developments in one or more countries or regions in which our coal is exported could result in a reduction in demand for our coal, the cancellation or delay of orders already placed, difficulties in producing and delivering our products, difficulty in collecting receivables or a higher cost of doing business, any of which could negatively impact our business, financial condition, cash flows and results of operations. In addition, we may be exposed to legal risks under the laws of the countries outside the U.S. in which we do business, as well as the laws of the U.S. governing our business activities in those other countries, such as the U.S. Foreign Corrupt Practices Act.

We intend, if possible, to offset any potential adverse impact from various international risks (for example, tariffs) that may be imposed by governments in the countries in which one or more of our end users are located by reallocating our customer base to other countries or to the domestic U.S. markets.

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

Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and failure to obtain adequate insurance coverages could both have a material adverse effect on our business and results of operations.

Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other obligations. The costs of surety bonds have fluctuated in recent years while the market terms of such bonds have generally become less favorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In addition, federal and state regulators are considering making financial assurance requirements with respect to mine closure and reclamation more stringent. Because we are required by federal and state law to have these bonds in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal. Additionally, coal and other mining companies are increasingly struggling to obtain adequate insurance coverage for their business and operations. Our failure to obtain adequate insurance coverages could have a material adverse effect on our business and results of operations.

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

During the year ended December 31, 2019, approximately 88% of the coal the Pennsylvania Mining Complex produced was sold under multi-year sales contracts. If a substantial portion of our multi-year sales contracts are modified or terminated, if force majeure is exercised, or if we are unable to replace or extend the contracts or new contracts are priced at lower levels, our profitability would be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have existing contractual obligations, our revenues will decrease and we may have to reduce production at our mines until such customers honor their contractual obligations and begin accepting shipments of our coal again or we can find an alternative customer.

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

We have customer concentration, so the loss of, or significant reduction in, purchases by our largest coal customers could adversely affect our business, financial condition, results of operations and cash flows.

We are exposed to risks associated with an increasingly concentrated customer base both domestically and globally. We derive a significant portion of our revenues from three domestic customers, each of which accounted for over 10% of our total coal sales revenue and aggregated approximately 70% of our coal sales revenue in fiscal year 2019. Domestic customer concentration has increased from fiscal year 2018. While the majority of our production is directed toward our established base of domestic power plant customers, many of which are secured through annual or multi-year sales contracts, we also have continued to diversify our portfolio by placing a growing portion of our production in the thermal and crossover metallurgical markets. We have a multi-year contract for the sale of coal to an exporter that began in the second quarter of 2018 and will extend through the second quarter of 2020.

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

Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates.

Our ability to collect payments from our customers for coal sold and delivered could be impaired if our customers' creditworthiness declines or if they fail to honor their contracts. Because our sales are concentrated to a few material customers, if the creditworthiness of a significant customer declines or the customer significantly delays payments to us, our business, cash flow and financial condition could be materially and adversely affected. Furthermore, if customers refuse to accept shipments of our coal for which they have an existing contractual obligation or if we terminate a relationship with a significant customer due to credit risks, our revenue could decrease materially and we may have to reduce production at our mines until our customers’ contractual obligations are honored or we are able to replace a significant customer.

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

Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal quality characteristics such as heat content, sulfur, ash, moisture, volatile matter, grindability, ash fusion temperature and size consistency. Failure to meet these conditions could result in penalties or rejection of the coal at the election of the customer. Our coal sales contracts also typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of specified events. Force majeure events include, but are not limited to, floods, earthquakes, storms, fire, faults in the coal seam or other geologic conditions, other natural catastrophes, wars, terrorist acts, civil disturbances or disobedience, strikes, railroad transportation delays caused by a force majeure event and actions or restraints by court order and governmental authority or arbitration award. Depending on the language of the contract, some contracts may terminate upon continuance of an event of force majeure that extends for a period greater than three to twelve months and some contracts may obligate us to perform notwithstanding what would typically be a force majeure event.

To maintain and grow our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.

In order to maintain and grow our business, we will need to make substantial capital expenditures to fund our share of capital expenditures associated with our mines. Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. While a significant amount of the capital expenditures required to build out our mining infrastructure has been spent, we must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. Our production levels may decrease or may not be able to generate sufficient cash flow, or we may not have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels, and we may be required to defer all or a portion of our capital expenditures. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business and, as a result, we may be unable to maintain the level of our future cash distributions over the long term. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional units or other equity securities. Using cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control, such as financial institutions abandoning the thermal coal sector. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then current distribution rate, which could materially decrease our ability to pay distributions at the then prevailing distribution rate. While we have historically received funding from our sponsor, none of our sponsor, our general partner or any of their respective affiliates is committed to providing any direct or indirect financial support to fund our growth.

A low ESG or sustainability score could result in the exclusion of our securities from consideration by certain investment funds and a negative perception of us by certain investors.

Certain organizations that provide corporate governance and other corporate risk information to investors and stockholders have developed scores and ratings to evaluate companies and investment funds based upon environmental, social and governance (“ESG”) or “sustainability” metrics. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders. Indeed, many investment funds focus on positive ESG business practices and sustainability scores when making investments. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score as a reputational or other factor in making an investment decision. Companies in the energy industry generally, and in particular those focused on coal, natural gas or petroleum extraction and refining, often perform less well under ESG assessments compared to companies in other industries. Consequently, a low ESG or sustainability score could result in our securities, both debt and equity, from being excluded from the portfolios of certain investment funds and investors. As such, this could restrict our access to capital to fund our continuing operations and growth opportunities.

New or existing tariffs and other trade measures could adversely affect our results of operations, financial position, cash flows, and ability to make cash distributions.

New or existing tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows, either directly or indirectly through various adverse impacts on our significant customers. During the last several years, the Trump Administration imposed tariffs on steel and aluminum and a broad range of other products imported into the U.S. In response to the tariffs imposed by the U.S., the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. Although some of these tariffs have been rescinded or suspended, these tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for thermal and metallurgical coal, limits on trade with the United States or other potentially adverse economic outcomes. Additionally, we sell coal into the thermal and metallurgical export markets. Accordingly, our international sales may also be impacted by the tariffs and other restrictions on trade between the U.S. and other countries. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position, cash flows and ability to make cash distributions.

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

We have exposure to increases in interest rates. Based on our current debt level of $180,925 as of December 31, 2019, comprised of funds drawn under our Affiliated Company Credit Agreement, an increase of one percentage point in the interest rate will result in an increase in annual interest expense of $1,809. As a result, our results of operations, cash flows and financial condition and our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.

If we do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results.

During the course of the preparation of our financial statements, we evaluate our internal controls to identify and correct deficiencies in our internal controls over financial reporting. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial condition of our business could be adversely affected, current and potential future unitholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our common units, and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management's attention.

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

Substantially all of our recoverable coal reserves are in areas containing shale oil and natural gas plays, including the Marcellus Shale, which are currently the subject of substantial exploration for oil and natural gas, particularly by horizontal drilling. If we have received a permit for our mining activities, while we may have to coordinate our mining with such oil and natural gas drillers and transporters, our mining activities will have priority over any oil and natural gas drillers and transporters with respect to the land covered by our permit. Oil and natural gas drillers and transporters may be subject to laws and regulations that are enforced by regulators that do not have jurisdiction over our activities. Any conflict between our rights and the enforcement actions by any regulator of oil or natural gas-specific rights that conflict with our rights to mine could result in additional cost and possible delays to mining.

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

Our ability to operate our business effectively could be impaired if CONSOL Energy fails to attract and retain qualified personnel, or if a meaningful segment of its employees become unionized.

Our ability to operate our business and implement our strategies depends, in part, on CONSOL Energy’s continued ability to attract and retain the qualified personnel necessary to conduct our business. Efficient coal mining using modern techniques and equipment requires qualified laborers in multiple disciplines such as electricians, equipment operators, mechanics, engineers and welders, among others. Although CONSOL Energy has not historically encountered shortages for these types of qualified labor, competition in the future may increase for such positions, especially as it relates to needs of other industries with respect to these positions, including oil and gas. If CONSOL Energy experiences shortages of qualified labor in the future, our labor and overall productivity or costs could be materially adversely affected. In the future, we may utilize a greater number of external contractors for portions of our operations. The costs of these contractors have historically been higher than that of our employed laborers. If CONSOL Energy’s labor and contractor prices increase, or if it experiences materially increased health and benefit costs with respect to its employees, our results of operations could be materially adversely affected.

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

We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our employees and business partners, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyberattacks than other targets in the United States. Deliberate attacks on our assets, or security breaches in our systems or infrastructure, or cloud-based applications could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Similarly, our vendors or service providers could be the subject of such attacks or breaches that result in the risks of corruption or loss of our proprietary and sensitive data and/or the other disruptions as described above. In addition to existing risks, the adoption of new technologies may also increase our exposure to data breaches or our ability to detect and remediate effects of a breach. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

Regulation to address climate change (particularly greenhouse gas emissions) and uncertainty regarding such regulation may increase our operating costs, reduce the value of our coal assets and adversely impact the market for coal.

The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity (especially the emissions of GHGs such as carbon dioxide and methane). Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere by coal end-users, such as coal-fired electric power generation plants. Numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs. Several states have already adopted measures requiring reduction of GHGs within state boundaries and/or have elected to participate in voluntary regional cap-and-trade programs like the Regional Greenhouse Gas Initiative in the northeastern U.S. Any significant legislative changes at the international, national, state or local levels could significantly affect our ability to produce and sell our coal and develop our reserves, could increase the cost of the production and sale of coal and could materially reduce the value of our coal and recoverable coal reserves.

Apart from governmental regulation, investment banks based both domestically and internationally have announced that they have adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants which may make it more difficult for utilities to obtain financing for coal-fired plants. In addition, there have also been efforts in recent years affecting the investment community, including investment advisers, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities, encouraging the consideration of ESG practices of companies in a manner that negatively affects coal companies and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets. These efforts, as well as concerted conservation and efficiency efforts that result in reduced electricity consumption, and consumer and corporate preferences for non-coal fuel sources, including natural gas and/or alternative energy sources, could cause coal prices and sales of our coal to materially decline and could cause our costs to increase. Further, climate change itself may cause more extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our services and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

Furthermore, adoption of comprehensive legislation or regulation focusing on climate change or GHG emission reductions for the United States or other countries where we sell coal, or the inability of utilities to obtain financing in connection with coal-fired plants, may make it more costly to operate coal-fired electric power generation plants and make coal less attractive for electric utility power plants in the future. Depending on the nature of the regulation or legislation, natural gas-fueled power generation could become more economically attractive than coal-fueled power generation, especially if such regulation or legislation makes our coal more expensive as a result of increased compliance, operating and maintenance costs. Apart from actual regulation, uncertainty over the extent of regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of greenhouse gas emissions could decrease demand for our fossil fuels, thereby reducing our revenues and materially and adversely affecting our business and results of operations. Our customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emission standards. Although we cannot predict the ultimate impact of any legislation or regulation it is likely that any future laws, regulations or other policies aimed at reducing GHG emissions will negatively impact demand for our coal and could also negatively affect the value of our reserves and other assets.

We may be subject to litigation seeking to hold energy companies accountable for the effects of climate change.

Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by local and state governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, oil and gas companies alleging that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court held that federal common law provided no basis for public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. For instance, our sponsor has been named as a defendant in litigation brought by the City of Baltimore seeking to hold our sponsor and other energy companies liable for the effects of climate change caused by the release of GHGs. The outcome of this litigation is uncertain, and we could incur substantial legal costs associated with defending this and similar lawsuits in the future. Government entities in other states (including California and New York) have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels or for other grounds related to climate change, such as improper disclosure of climate change risks. Those lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. We have not been made a party to these other lawsuits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

Existing and future government laws, regulations and other legal requirements relating to protection of the environment, and others that govern our business may increase our costs of doing business for coal and may restrict our coal operations.

We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, as well as foreign authorities relating to protection of the environment. These include those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, threatened and endangered plant and wildlife protection, asset retirement obligations and restoration of mining properties after mining is completed and the protection of hydrologic, biologic and cultural resources. Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations, our operational production schedules and competitive position. In addition, there is the possibility that we could incur substantial short and long-term liabilities as a result of violations under environmental laws. Any additional laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, as well as foreign authorities or new interpretations of existing legal requirements by regulatory bodies relating to the protection of the environment could cause us to incur significant additional costs that could adversely affect our operating results, financial condition, cash flows and ability to make cash distributions.

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

We have asset retirement obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act and various state laws establish operational, reclamation, and closure standards for all our coal mining operations and require us, under certain circumstances, to plug natural gas wells. We accrue for the costs of current mine disturbance, gas well plugging and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total asset retirement obligations, which are based upon permit requirements and our experience, were approximately $11,755 at December 31, 2019. The amounts recorded are dependent upon a number of variables, including the estimated future expenditures, estimated mine lives, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient, our future operating results could be adversely affected. Most states where we operate require us to post bonds for the full cost of coal mine asset retirement obligations (“full cost bonding”). West Virginia is not a full cost bonding state. West Virginia has an alternative bond system for coal mine asset retirement obligations which consists of (i) individual site bonds posted by the permittee that are less than the full estimated asset retirement obligations cost plus (ii) a bond pool (Special Reclamation Fund) funded by a per ton fee on coal mined in the State which is used to supplement the site specific bonds if needed in the event of bond forfeiture. However, West Virginia may move to full cost bonding in the future, which could cause individual mining companies and/or surety companies to exceed bonding capacity and would result in the need to post cash bonds or letters of credit, which would reduce operating capital.

Pennsylvania is expanding its full cost bonding program to cover all coal mine bonding, further increasing the amount of surety bonds we must seek in order to permit our mining activities. We have been able to post surety bonds with the states to secure our asset retirement obligations. However, the costs of surety bonds have fluctuated in recent years and the market terms of such bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In addition, federal and state regulators are considering making financial assurance requirements with respect to mine closure and asset retirement obligations more stringent. If our creditworthiness declines, states may seek to require us to post letters of credit or cash collateral to secure those obligations, or we may be unable to obtain surety bonds, in which case we would be required to post letters of credit. Additionally, the sureties that post bonds on our behalf may require us to post security in order to secure the obligations underlying these bonds. Posting letters of credit in place of surety bonds or posting security to support these surety bonds would have an adverse effect on our liquidity. Furthermore, because we are required by state and federal law to have these bonds in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our financing arrangements.

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

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	our general partner will determine which costs and expenses incurred by it are reimbursable by us;

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

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

Neither our Partnership Agreement nor our omnibus agreement prohibit CONSOL Energy or any other affiliates of our general partner from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our Partnership Agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including CONSOL Energy. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Consequently, CONSOL Energy and other affiliates of our general partner may acquire, construct or dispose of additional coal assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from CONSOL Energy and other affiliates of our general partner could materially and adversely impact our results of operations and distributable cash flow.

Our Partnership Agreement requires that we distribute all of our available cash, if any, which could limit our ability to grow and make acquisitions.

Our Partnership Agreement requires that we distribute all of our available cash (which is defined in the Partnership Agreement), if any, to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, cash distributions, if any, to our unitholders will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, if any, to our unitholders, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional partnership interests in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional partnership interests may increase the risk that we will be unable to maintain our per unit distribution level. There are no other limitations in our Partnership Agreement on our ability to issue additional partnership interests, including partnership interests ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional partnership interests. The incurrence of additional commercial bank borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.

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

Our general partner generally acts to limit its liability under contractual arrangements so that counterparties to such agreements have recourse only against our assets and not against our general partner or its assets or any affiliate of our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our Partnership Agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained terms that are more favorable without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Our Partnership Agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

Cost and expense reimbursements, which are determined by our general partner in its sole discretion, and fees due to our general partner and its affiliates for services provided are substantial and reduce our distributable cash flow.

Under our Partnership Agreement, we are required to reimburse our general partner and its affiliates for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner and its affiliates in connection with managing and operating our business and affairs (including expenses allocated to our general partner by its affiliates). Except to the extent specified under our omnibus agreement and the other agreements described under “Certain Relationships and Related Party Transactions—Agreements with Affiliates,” our general partner determines the amount of these expenses. Under the terms of the omnibus agreement we are required to reimburse CONSOL Energy for the provision of certain administrative support services to us. Under our employee services agreement, we are required to reimburse CONSOL Energy for all direct third-party and allocated costs and expenses actually incurred by CONSOL Energy in providing operational services. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The costs and expenses for which we reimburse our general partner and its affiliates may include reimbursements for salary, bonus, incentive compensation and other amounts paid to affiliates of our general partner for the costs incurred in providing services for us or on our behalf and expenses allocated to our general partner by its affiliates. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits under our Partnership Agreement. Payments to our general partner and its affiliates may be substantial and may reduce the amount of cash we have available to distribute to unitholders.

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

Our general partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66.67% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our Partnership Agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for intentional fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. CONSOL Energy owns 60.8% of our total outstanding common units on an aggregate basis. This will give CONSOL Energy the ability to prevent the removal of our general partner.

The restrictions in our Partnership Agreement applicable to holders of 20% or more of any class of our outstanding partnership interests do not apply to Greenlight Capital.

Unitholders’ voting rights are restricted by the Partnership Agreement provision providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons or groups who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. In connection with the Concurrent Private Placement, our general partner waived this provision with respect to Greenlight Capital. As a result of this waiver, the common units purchased by Greenlight Capital in the Concurrent Private Placement are generally considered to be outstanding under our Partnership Agreement and will be entitled to vote on any matter on which the common unitholders are otherwise entitled to vote. Greenlight Capital owns 19.9% of our outstanding common units.

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

Subject to the Affiliated Company Credit Agreement, CONSOL Energy may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If CONSOL Energy transfers its incentive distribution rights to a third party, our general partner, which is owned by CONSOL Energy, may not have the same incentive to grow our Partnership and maintain or increase quarterly distributions to unitholders over time as it would if CONSOL Energy had retained ownership of its incentive distribution rights. For example, a transfer of incentive distribution rights by CONSOL Energy could reduce the likelihood that it will sell or contribute additional assets to us, as CONSOL Energy would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

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

CONSOL Energy holds 16,811,818 common units. In addition, Greenlight Capital holds 5,488,438 common units, per public filings. We also agreed to provide CONSOL Energy and Greenlight Capital with certain registration rights under applicable securities laws. The sale of these units described above in the public or private markets could have an adverse impact on the price of the common units on the NYSE or on any other trading market that may develop for our units.

Our general partner’s discretion in establishing cash reserves may reduce the amount of available cash, if any, we have available to distribute to unitholders.

Our Partnership Agreement requires our general partner to deduct from operating surplus the cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the Partnership Agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of available cash, if any, we have available to distribute to unitholders.

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. They may also incur a tax liability upon a sale of their units. As of December 31, 2019, our general partner owns approximately 60.8% of our common units (excluding any common units purchased by the directors, director nominees and executive officers of our general partner, directors of CONSOL Energy and certain other individuals as selected by CONSOL Energy under our directed unit program) and therefore is not be able to exercise the call right as of such date.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently 21%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to a unitholder. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce our distributable cash flow. Therefore, if we were treated as a corporation for U.S. federal income tax purposes, or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. We intend to furnish to each unitholder specific tax information, including a Schedule K-1, which describes his or her share of our income, gains, losses and deductions for our preceding taxable year. In preparing this information, we take various accounting and reporting positions. The IRS may adopt or assert positions that differ from the conclusions of our counsel expressed in this report or from the positions we take, and the IRS’s positions may ultimately be sustained in an audit of our U.S. federal income tax information returns. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow. Adjustments resulting from an IRS audit may require each unitholder to adjust a prior year’s tax liability, and possibly may result in an audit of his or her return. Any audit to a unitholder’s return could result in adjustments not related to our returns, as well as those related to our returns.

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

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, without regard to any deduction allowable for depreciation, amortization, or depletion but only, as set forth in proposed regulations, to the extent such depreciation, amortization or depletion is not capitalized into the cost of goods sold with respect to our inventory. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be taxable to those unitholders as unrelated business taxable income. With respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction) subject to the interim guidance issued by the Internal Revenue Service pending the issuance of applicable Treasury Regulations. As a result, for years, beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.

Non-U.S. unitholders will be subject to United States taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. persons generally are taxed and subject to income tax filing requirements by the United States on income effectively connected with a United States trade or business. Because we generate income that is effectively connected with a United States trade or business, distributions to non-U.S. unitholders will be deemed to be subject to withholding at the highest applicable effective tax rate, and each non-U.S. unitholder will be required to file U.S. federal income tax returns and pay tax on its allocable share of such effectively connected income. In addition, the Tax Cuts and Jobs Act of 2017 imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a United States trade or business. The IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships: however, proposed regulations issues in 2019 would end this suspension if finalized in their current form. If you are a non-U.S. person, you should consult a tax advisor before investing in our units.

We will treat each purchaser of units as having the same tax benefits without regard to the actual units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.

Because we cannot match transferors and transferees of units and because of other reasons, we adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a unitholder. Our tax counsel is unable to opine as to the validity of such filing positions. It also could affect the timing of these tax benefits or the amount of gain from a sale of units and could have a negative impact on the value of our units or result in audit adjustments to your tax returns.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

The following map provides the location of the Partnership’s material properties. See “Business – Our Operations” in Item 1 of this Annual Report on Form 10-K for a description of our properties, incorporated herein by this reference. Our principal executive offices are located at 1000 CONSOL Energy Drive, Suite 100, Canonsburg, Pennsylvania 15317-6506.

Recoverable Coal Reserves

The estimates of our recoverable coal reserves are estimated internally using the face positions of the Pennsylvania Mining Complex’s longwall mines as of December 31, 2019 using the same techniques and assumptions as in prior years. These estimates are based on geologic data, coal ownership information and current and proposed mine plans. Our recoverable coal reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, taking into account mining recovery and preparation plant yield. These estimates are periodically updated to reflect past coal production, updated mine plans, new drilling information, and other geologic or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods may increase or decrease the recovery basis for a coal seam, as will changes in preparation plant processes. The ability to update or modify the estimates of our recoverable coal reserves is restricted to the exploration group and all modifications are documented.

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

Spacing of points of observation for confidence levels in our reserve estimations is based on guidelines in U.S. Geological Survey Circular 891 (Coal Resource Classification System of the U.S. Geological Survey). Our estimates for proven reserves have the highest degree of geologic assurance. Because of the well-known continuity of the Pittsburgh Coal Seam, estimates for proven reserves are based on points of observation that are equal to or less than 3,000 feet apart, and estimates for probable reserves are computed from points of observation that are between 3,000 feet and 7,920 feet apart.

Our estimates of recoverable coal reserves do not rely on isolated points of observation. Small pods of reserves based on a single observation point are not considered; continuity between observation points over a large area is necessary for proven or probable reserves.

Our recoverable coal reserves fall within the range of commercially marketed coal grades in the United States. The marketability of coal depends on its value-in-use for a particular application, and this is affected by coal quality, including sulfur content, ash content and heating value. Modern power plant boiler design aspects can compensate for coal quality differences that occur. As a result, all of our coal can be marketed for the electric power generation industry. In addition, some of our reserves exhibit thermoplastic behavior suitable for cokemaking, which enables us, if market dynamics are favorable, to capture greater margins from selling this coal in the metallurgical market to cokemakers and steel manufacturers who utilize modern cokemaking technologies. The addition of this crossover market adds additional assurance that our recoverable coal reserves are commercially marketable.

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

The following table sets forth additional information regarding the recoverable coal reserves at the Pennsylvania Mining Complex as of December 31, 2019:

							Recoverable Coal Reserves (As-Received) (2,3,4)
					As Received Heat Value (1) (Btu/lb)				Tons in Thousands
Mine/Reserve	Preparation Facility Location	Reserve Class	Coal Seam	Average Mining Height (feet)	Typical	Range	Owned (%)	Leased (%)	12/31/2019	12/31/2018
Bailey	Enon, PA	Assigned Operating	Pittsburgh	7.5	12,900	12,600 - 13,170	59%	41%	19,333	15,561
		Accessible	Pittsburgh	7.5	12,890	12,820 - 13,110	43%	57%	9,484	25,271
Enlow Fork	Enon, PA	Assigned Operating	Pittsburgh	7.4	13,050	12,660 - 13,260	99%	1%	18,174	20,506
		Accessible	Pittsburgh	7.6	12,910	12,460 - 13,340	74%	26%	62,952	62,901
Harvey	Enon, PA	Assigned Operating	Pittsburgh	6.9	13,060	12,850 - 13,230	90%	10%	10,295	10,910
		Accessible	Pittsburgh	7.7	12,930	12,720 - 13,070	92%	8%	47,103	39,476
Total Assigned Operating and Accessible									167,341	174,625

(1) ) The heat values (gross calorific values) shown for reserves are based on the forecasted quality for each mine/reserve class, assuming that the coal is washed to an extent consistent with normal full-capacity operation of each mine’s/complex’s preparation plant. Forecasted quality is derived from exploration sample analysis results, which have been adjusted to account for anticipated moisture and for the effects of mining and coal preparation.

(2) Recoverable coal reserves are estimated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This estimate is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve tons are reported on an as-received basis, based on the anticipated product moisture. Reserves are reported only for those coal seams that are controlled by ownership or leases.

(3) Because the continuity of the Pittsburgh coal seam is well known, and due to the minimal difference in the degree of assurance between observations points, recoverable reserves in this table represent the aggregation of proven and probable reserves that can be reasonably recovered considering all mining and preparation losses involved in producing a saleable product using existing mining methods under current law.

(4) Recoverable coal reserves incorporate losses for dilution and mining recovery based upon a 99% longwall mining recovery, a continuous mining recovery typically ranging from 25% to 40%, and a 95% preparation plant efficiency within the life of mine plan. Recoverable coal reserves are assessed using forward-looking prices derived from our forward contracts, various coal indices such as API 2, and other observable forward market indicators such as natural gas and electric power forward pricing to determine the reserves were economical.
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

Unitholders Profile. Pursuant to the records of the transfer agent, as of January 24, 2020, the number of registered holders of our common units was approximately nine. The Fourth Quarter 2019 cash distribution of $0.5125 per common unit was declared on January 24, 2020 to holders of record as of February 10, 2020 and will be paid on February 14, 2020.

Equity Compensation Plan Information. Please read “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans.”

Market Repurchases

Neither our sponsor nor the Partnership repurchased any of the Partnership's common units during the Fourth Quarter 2019.

Distributions of Available Cash

General

Our Partnership Agreement requires that, within 45 days after the end of each quarter we distribute all of our available cash, if any, to unitholders of record on the applicable record date.

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

Intent to Distribute the Minimum Quarterly Distribution

The Partnership intends to make a minimum quarterly distribution to the holders of common units of $0.5125 per unit per quarter, or $2.05 per unit on an annualized basis, to the extent the Partnership has sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. The Partnership Agreement requires that all available cash that is deemed to be “Operating Surplus” under the terms of the Partnership Agreement be distributed, however, there is no guarantee that the Partnership will pay the minimum quarterly distribution on those units in any quarter. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

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

Unless otherwise indicated, the following discussion and analysis of the financial condition and results of operations of our Partnership reflect a 25% undivided interest in the assets, liabilities and results of operations of the Pennsylvania Mining Complex. As used in the following discussion and analysis of the financial condition and results of operations of our Partnership, the terms “we,” “our,” “us,” or like terms refer to the Partnership with respect to its 25% undivided interest in the Pennsylvania Mining Complex’s combined assets, liabilities, revenues and costs. All amounts discussed in this section are in thousands, except for per unit or per ton amounts, unless otherwise indicated.

Overview

We are a master limited partnership formed in 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. Our primary strategy for growing our business is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. The primary component of our growth strategy is based upon our expectation of future divestitures by CONSOL Energy to us of portions of its retained 75% undivided interest in the Pennsylvania Mining Complex. At December 31, 2019, the Partnership’s assets include a 25% undivided interest in, and operational control over, CONSOL Energy’s Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu coal that is sold primarily to electric utilities in the eastern United States. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

The Pennsylvania Mining Complex, which includes the Bailey Mine, the Enlow Fork Mine and the Harvey Mine, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high-productivity, low-cost longwall operations. As of December 31, 2019, the Partnership’s portion of the Pennsylvania Mining Complex included 167,341 tons of recoverable coal reserves that are sufficient to support approximately 23.5 years of production. In addition, our reserves currently exhibit thermoplastic behavior suitable for cokemaking, which enables us, if market dynamics are favorable, to capture greater margins from selling our coal as a crossover product in the high-vol metallurgical market to cokemakers and steel manufacturers who utilize modern cokemaking technologies.

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

These non-GAAP financial measures should not be considered an alternative to total costs, total coal revenue, net income, operating cash flow or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect net income or net cash, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on an aggregate basis. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold includes items such as direct operating costs, royalty and production taxes, direct administration, and depreciation, depletion and amortization costs on production assets. Our costs exclude any indirect costs such as selling, general and administrative costs, freight expenses, interest expenses, depreciation, depletion and amortization costs on non-production assets and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold is total costs. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization cost on production assets. The GAAP measure most directly comparable to cash cost of coal sold is total costs.

The following table presents a reconciliation of cost of coal sold and cash cost of coal sold to total costs, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	Years Ended December 31,
	2019	2018
Total Costs	$287,377	$290,609
Freight Expense	(4,917)	(10,893)
Selling, General and Administrative Expenses	(12,874)	(13,931)
Interest Expense, Net	(6,604)	(6,667)
Other Costs (Non-Production)	(5,650)	(11,534)
Depreciation, Depletion and Amortization (Non-Production)	(2,130)	(2,166)
Cost of Coal Sold	$255,202	$245,418
Depreciation, Depletion and Amortization (Production)	(43,677)	(42,576)
Cash Cost of Coal Sold	$211,525	$202,842

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

	Years Ended December 31,
	2019	2018
Total Coal Revenue	$322,132	$341,073
Operating and Other Costs	217,175	214,376
Less: Other Costs (Non-Production)	(5,650)	(11,534)
Cash Cost of Coal Sold	211,525	202,842
Add: Depreciation, Depletion and Amortization	45,807	44,742
Less: Depreciation, Depletion and Amortization (Non-Production)	(2,130)	(2,166)
Cost of Coal Sold	$255,202	$245,418
Total Tons Sold	6,829	6,920
Average Revenue per Ton Sold	$47.17	$49.28
Average Cash Cost of Coal Sold per Ton	30.97	29.29
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.40	6.17
Average Cost of Coal Sold per Ton	37.37	35.46
Average Margin per Ton Sold	9.80	13.82
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.40	6.17
Average Cash Margin per Ton Sold	$16.20	$19.99

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

	Years Ended December 31,
	2019	2018
Net Income	$45,551	$66,566
Plus:
Interest Expense, Net	6,604	6,667
Depreciation, Depletion and Amortization	45,807	44,742
Unit-Based Compensation	1,409	1,842
Adjusted EBITDA	$99,371	$119,817
Less:
Cash Interest	7,473	7,217
Estimated Maintenance Capital Expenditures	35,911	35,949
Distributable Cash Flow	$55,987	$76,651

Net Cash Provided by Operating Activities	$81,125	$125,379
Plus:
Interest Expense, Net	6,604	6,667
Other, Including Working Capital	11,642	(12,229)
Adjusted EBITDA	$99,371	$119,817
Less:
Cash Interest	7,473	7,217
Estimated Maintenance Capital Expenditures	35,911	35,949
Distributable Cash Flow	$55,987	$76,651
Minimum Distributions	$57,619	$57,392
Distribution Coverage Ratio	1.0	1.3

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Total net income was $45,551 for the year ended December 31, 2019 compared to $66,566 for the year ended December 31, 2018. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Years Ended
	December 31,
	2019	2018	Variance
Revenue:
Coal Revenue	$322,132	$341,073	$(18,941)
Freight Revenue	4,917	10,893	(5,976)
Other Income	5,879	5,209	670
Total Revenue and Other Income	332,928	357,175	(24,247)
Cost of Coal Sold:
Operating Costs	211,525	202,842	8,683
Depreciation, Depletion and Amortization	43,677	42,576	1,101
Total Cost of Coal Sold	255,202	245,418	9,784
Other Costs:
Other Costs	5,650	11,534	(5,884)
Depreciation, Depletion and Amortization	2,130	2,166	(36)
Total Other Costs	7,780	13,700	(5,920)
Freight Expense	4,917	10,893	(5,976)
Selling, General and Administrative Expenses	12,874	13,931	(1,057)
Interest Expense, Net	6,604	6,667	(63)
Total Costs	287,377	290,609	(3,232)
Net Income	$45,551	$66,566	$(21,015)
Adjusted EBITDA	$99,371	$119,817	$(20,446)
Distributable Cash Flow	$55,987	$76,651	$(20,664)
Distribution Coverage Ratio	1.0	1.3	(0.3)

Coal Production Rates

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest for the periods indicated:

	Years Ended December 31,
Mine	2019	2018	Variance
Bailey	3,054	3,184	(130)
Enlow Fork	2,511	2,469	42
Harvey	1,256	1,245	11
Total	6,821	6,898	(77)

Coal production was 6,821 tons for the year ended December 31, 2019 compared to 6,898 tons for the year ended December 31, 2018. The Partnership’s coal production decreased slightly, mainly due to reduced production at the Bailey mine resulting from one additional longwall move and other operational delays. This was partially offset by increased production at the Enlow Fork mine, as geological conditions improved throughout the first half of 2019 compared to the year-ago period. The Harvey mine set an individual production record in 2019, exceeding its previous record set in 2018, and marking its third consecutive record-setting year.
Coal Operations

Coal revenue and cost components on a per unit basis for the years ended December 31, 2019 and 2018 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis, because these costs are not directly associated with coal production.

	For the Years Ended December 31,
	2019	2018	Variance
Total Tons Sold	6,829	6,920	(91)
Average Revenue per Ton Sold	$47.17	$49.28	$(2.11)

Average Cash Cost of Coal Sold per Ton (1)	$30.97	$29.29	$1.68
Depreciation, Depletion and Amortization per Ton Sold (Non-Cash Cost)	6.40	6.17	0.23
Average Cost of Coal Sold per Ton	$37.37	$35.46	$1.91
Average Margin per Ton Sold (1)	$9.80	$13.82	$(4.02)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.40	6.17	0.23
Average Cash Margin per Ton Sold (1)	$16.20	$19.99	$(3.79)
(1) Average cash cost of coal sold per ton, average margin per ton sold and average cash margin per ton sold are each an operating ratio derived from non-GAAP measures. See “– How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $322,132 for the year ended December 31, 2019 compared to $341,073 for the year ended December 31, 2018. The $18,941 decrease was primarily attributable to a $2.11 per ton lower average sales price per ton sold in the 2019 period, mainly driven by lower domestic netback contract pricing compared to the year-ago period, as well as a slight decrease in tons sold. This decrease was partially offset by an increase in prices the Partnership received for its export coal.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $4,917 for the year ended December 31, 2019 compared to $10,893 for the year ended December 31, 2018. The $5,976 decrease was due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership relating to non-coal producing activities. Other income remained materially consistent in the period-to-period comparison.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold per ton includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion and amortization costs on production assets. Total cost of coal sold was $255,202 for the year ended December 31, 2019, or $9,784 higher than the $245,418 for the year ended December 31, 2018. Total costs per ton sold were $37.37 per ton for the year ended December 31, 2019 compared to $35.46 per ton for the year ended December 31, 2018. The increase in the total cost of coal sold was primarily driven by additional equipment rebuilds and longwall overhauls due to the timing of longwall moves and panel development. The Partnership also faced atypical challenges during 2019, including a roof fall and equipment breakdowns, which resulted in higher mine maintenance and project expenses. In addition, subsidence expense increased in the year-to-year comparison due to the timing and nature of properties undermined.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs decreased $5,920 for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily attributable to additional costs incurred in the year-ago period related to externally purchased coal to blend and resell, discretionary employee benefit expense and demurrage charges.

Selling, General and Administrative Expense

Selling, General and Administrative expenses were $12,874 for the year ended December 31, 2019 compared to $13,931 for the year ended December 31, 2018. The $1,057 decrease was primarily related to lower short-term incentive compensation during 2019 compared to 2018.

Interest Expense

Interest expense, which primarily relates to obligations under our Affiliated Company Credit Agreement, remained materially consistent in the year-to-year comparison.

Adjusted EBITDA

Adjusted EBITDA was $99,371 for the year ended December 31, 2019 compared to $119,817 for the year ended December 31, 2018. The $20,446 decrease was primarily a result of a $3.79 decrease in the average cash margin per ton sold, coupled with 91 fewer tons sold during the year, which equated to a $27,624 decrease in Adjusted EBITDA. This was partially offset by lower non-production related costs as discussed above.

Distributable Cash Flow

Distributable cash flow was $55,987 for the year ended December 31, 2019 compared to $76,651 for the year ended December 31, 2018. The $20,664 decrease was primarily attributable to a $20,446 decrease in Adjusted EBITDA as discussed above.

Capital Resources and Liquidity

Liquidity and Financing Arrangements

Our ongoing sources of liquidity include cash generated from operations, borrowings under our Affiliated Company Credit Agreement, and, if necessary, the ability to issue additional equity or debt securities (either directly or indirectly). We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and our long-term capital expenditure requirements. The Partnership filed a universal shelf registration on Form S-3 (333-215962) on March 10, 2017, which was declared effective by the SEC on March 14, 2017, for an aggregate amount of $750,000 to provide the Partnership with additional flexibility to access capital markets quickly. Absent further action, this universal registration statement expires in March 2020.

We believe our strong contracted position, consistent cost control measures and liquidity will allow us to fund our 2020 capital and operating expenses. As further described below, we experienced longer delays in collections of accounts receivable in 2019. If these delays continue or become longer, we may have less cash flow from operations. As we move into 2020, we will continue to monitor the creditworthiness of our customers.

We started a capital construction project on the coarse refuse disposal area project in 2017, which is expected to continue through 2021. Our 2020 capital needs, including the coarse refuse disposal area project, are expected to be between $25,000 to $30,000, which is decreased from 2019 levels due to expected reductions in equipment-related expenditures and spending on building and structures.

We expect to generate adequate cash flows and liquidity to meet reasonable increases in the cost of supplies that are passed on from our suppliers. We will also continue to seek alternate sources of supplies and replacement material to offset any unexpected increase in the cost of supplies.

Uncertainty in the financial markets brings additional potential risks to the Partnership. These risks include declines in the Partnership's stock price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Partnership's collection of trade receivables. As a result, the Partnership regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security. Given the state of the current global coal market, as well as the impact of trade tariffs, the Partnership has experienced slowing of collections within its customer group. The Partnership does not believe that this represents an abnormal business risk, and expects this trend to reverse in 2020 given the passage of the 'Phase I' trade agreement with China.

Our Partnership Agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon financing under the Affiliated Company Credit Agreement and the issuance of debt and equity securities to fund our acquisitions and expansion capital expenditures, if any.

On January 24, 2020, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the quarter ended December 31, 2019 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on February 14, 2020 to the unitholders of record at the close of business on February 10, 2020.

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

As of December 31, 2019, the Partnership had $180,925 of borrowings outstanding under the Affiliated Company Credit Agreement, leaving $94,075 of unused capacity. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at December 31, 2019 was accrued at a rate of 4.00%.

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

For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At December 31, 2019, the Partnership was in compliance with its debt covenants with a first lien gross leverage ratio at 1.84 to 1.00 and a total net leverage ratio at 1.83 to 1.00.

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

As of December 31, 2019, the Partnership, through CONSOL Thermal Holdings, sold $33,294 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
Cash Flows

	For the Years Ended December 31,
	2019	2018	Variance
Cash flows provided by operating activities	$81,125	$125,379	$(44,254)
Cash used in investing activities	$(37,171)	$(30,973)	$(6,198)
Cash used in financing activities	$(44,414)	$(94,936)	$50,522

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018:

Cash provided by operating activities decreased $44,254 in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $21,015 decrease in net income, a slowing of customer collections in 2019 compared to an acceleration of customer collections in 2018, and other working capital changes that occurred throughout both periods.

Cash flows used in investing activities increased $6,198 in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily as a result of increased capital expenditures of $6,034, mainly due to an increase in airshaft construction projects, belt system related expenditures, purchases of land and equipment, and rebuilds of owned equipment. The table below represents various items for which cash was used for investing activities during the years ended December 31, 2019 and December 31, 2018.

	For the Years Ended December 31,
	2019	2018	Variance
Building and Infrastructure	$16,223	$11,196	$5,027
Equipment Purchases and Rebuilds	10,671	9,437	1,234
Refuse Storage Area	7,931	8,572	(641)
Other	2,352	1,938	414
Total Capital Expenditures	$37,177	$31,143	$6,034

Cash flows used in financing activities decreased $50,522 in the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in cash used in financing activities was primarily due to lower discretionary payments made under the Affiliated Company Credit Agreement. Net proceeds received under the Affiliated Company Credit Agreement were $17,925 in the year ended December 31, 2019, compared to net payments of $33,583 in the year ended December 31, 2018.
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

Asset Retirement Obligations

The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. Accounting for asset retirement obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the reclamation of land upon mine closure, the treatment of mine water discharge where necessary, and the plugging of gas wells acquired for mining purposes. Changes in the assumptions used to calculate the liabilities can have a significant effect on the asset retirement obligations. We accrue for the costs of current mine disturbance and final mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of our total asset retirement obligations, which are based upon permit requirements and our engineering expertise related to these requirements, including the current portion, were $11,755 at December 31, 2019 and $10,977 at December 31, 2018. These liabilities are reviewed annually, or when events and circumstances indicate an adjustment is necessary, by management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Unitholders of CONSOL Coal Resources LP and the Board of Directors of CONSOL Coal Resources GP LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CONSOL Coal Resources LP (the Partnership) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Pittsburgh, Pennsylvania
February 14, 2020

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	For the Years Ended December 31,
	2019	2018
Coal Revenue	$322,132	$341,073
Freight Revenue	4,917	10,893
Other Income	5,879	5,209
Total Revenue and Other Income	332,928	357,175

Operating and Other Costs [1]	217,175	214,376
Depreciation, Depletion and Amortization	45,807	44,742
Freight Expense	4,917	10,893
Selling, General and Administrative Expenses [2]	12,874	13,931
Interest Expense, Net [3]	6,604	6,667
Total Costs	287,377	290,609
Net Income	$45,551	$66,566

Less: General Partner Interest in Net Income	768	1,127
Limited Partner Interest in Net Income	$44,783	$65,439

Net Income per Limited Partner Unit - Basic	$1.62	$2.38
Net Income per Limited Partner Unit - Diluted	$1.62	$2.37

Limited Partner Units Outstanding - Basic	27,622,032	27,511,804
Limited Partner Units Outstanding - Diluted	27,659,790	27,611,924

Cash Distributions Declared per Unit [4]	$2.05	$2.05

1 Related Party of $3,219 and $2,918 for the years ended December 31, 2019 and 2018, respectively.
2 Related Party of $8,309 and $8,300 for the years ended December 31, 2019 and 2018, respectively.
3 Related Party of $6,221 and $6,667 for the years ended December 31, 2019 and 2018, respectively.
4 Represents the cash distribution declared related to the period presented. See Note 22 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018
Net Income	$45,551	$66,566

Actuarially Determined Long-Term Liability Adjustments:
Recognized Net Actuarial Loss (Gain)	15	(8)
Other Comprehensive (Loss) Income Before Reclassifications	(1,356)	1,485
Total Actuarially Determined Long-Term Liability Adjustments	(1,341)	1,477

Other Comprehensive (Loss) Income	(1,341)	1,477

Comprehensive Income	$44,210	$68,043

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$543	$1,003
Trade Receivables, net of allowance	32,769	21,871
Other Receivables	1,572	1,068
Inventories	12,653	11,066
Prepaid Expenses	5,746	5,096
Total Current Assets	53,283	40,104
Property, Plant and Equipment:
Property, Plant and Equipment	984,898	946,298
Less—Accumulated Depreciation, Depletion and Amortization	571,238	526,747
Total Property, Plant and Equipment—Net	413,660	419,551
Other Assets:
Right of Use Asset—Operating Leases	15,695	—
Other Assets	13,456	14,908
Total Other Assets	29,151	14,908
TOTAL ASSETS	$496,094	$474,563

The accompanying notes are an integral part of these consolidated financial statements.

	December 31, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$22,805	$24,834
Accounts Payable—Related Party	1,419	3,831
Current Portion of Long-Term Debt	5,252	3,503
Other Accrued Liabilities	39,455	31,916
Total Current Liabilities	68,931	64,084
Long-Term Debt:
Affiliated Company Credit Agreement—Related Party	180,925	163,000
Finance Lease Obligations	1,645	5,067
Total Long-Term Debt	182,570	168,067
Other Liabilities:
Pneumoconiosis Benefits	6,028	4,260
Workers’ Compensation	3,611	3,119
Asset Retirement Obligations	10,801	9,775
Operating Lease Liability	11,507	—
Other	785	518
Total Other Liabilities	32,732	17,672
TOTAL LIABILITIES	284,233	249,823
Partners’ Capital:
Common Units (27,632,824 Units Outstanding at December 31, 2019; 15,911,211 Units Outstanding at December 31, 2018)	189,367	212,122
Subordinated Units (No Units Outstanding at December 31, 2019; 11,611,067 Units Outstanding at December 31, 2018)	—	(11,421)
General Partner Interest	11,915	12,119
Accumulated Other Comprehensive Income	10,579	11,920
Total Partners’ Capital	211,861	224,740
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$496,094	$474,563

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in thousands)

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$205,974	$(15,225)	$11,964	$10,443	$213,156
Net Income	37,832	27,607	1,127	—	66,566
Unitholder Distributions	(32,614)	(23,803)	(972)	—	(57,389)
Unit-Based Compensation	1,842	—	—	—	1,842
Units Withheld for Taxes	(912)	—	—	—	(912)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	1,477	1,477
Balance at December 31, 2018	$212,122	$(11,421)	$12,119	$11,920	$224,740
Net Income	32,552	12,231	768	—	45,551
Unitholder Distributions	(38,794)	(17,852)	(972)	—	(57,618)
Conversion of Subordinated Units to Common Units	(17,042)	17,042	—	—	—
Unit-Based Compensation	1,409	—	—	—	1,409
Units Withheld for Taxes	(880)	—	—	—	(880)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(1,341)	(1,341)
Balance at December 31, 2019	$189,367	$—	$11,915	$10,579	$211,861

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$45,551	$66,566
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	45,807	44,742
Loss on Sale of Assets	49	34
Unit-Based Compensation	1,409	1,842
Changes in Operating Assets:
Trade and Other Receivables	(11,393)	10,504
Inventories	(1,587)	1,237
Prepaid Expenses	(650)	(668)
Changes in Other Assets	1,452	741
Changes in Operating Liabilities:
Accounts Payable	(1,389)	4,990
Accounts Payable—Related Party	(2,412)	760
Other Operating Liabilities	3,351	(6,528)
Changes in Other Liabilities	937	1,159
Net Cash Provided by Operating Activities	81,125	125,379
Cash Flows from Investing Activities:
Capital Expenditures	(37,177)	(31,143)
Proceeds from Sales of Assets	6	170
Net Cash Used in Investing Activities	(37,171)	(30,973)
Cash Flows from Financing Activities:
Payments on Finance Leases	(3,841)	(3,052)
Net Proceeds from (Payments on) Related Party Long-Term Notes	17,925	(33,583)
Payments for Unitholder Distributions	(57,618)	(57,389)
Units Withheld for Taxes	(880)	(912)
Net Cash Used In Financing Activities	(44,414)	(94,936)
Net Decrease in Cash	(460)	(530)
Cash at Beginning of Period	1,003	1,533
Cash at End of Period	$543	$1,003

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)
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

For the years ended December 31, 2019 and 2018, the Consolidated Financial Statements include the accounts of CONSOL Operating and CONSOL Thermal Holdings, wholly owned and controlled subsidiaries.

Jumpstart Our Business Startups Act (“JOBS Act”):

Under the JOBS Act, for as long as the Partnership remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from the SEC’s reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking unitholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

The Partnership will remain an emerging growth company for up to five years, although we will lose that status sooner if:

•	we have more than $1.07 billion of revenues in a fiscal year;

•	limited partner interests held by non-affiliates have a market value of more than $700 million; or

•	we issue more than $1 billion of non-convertible debt over a three-year period.

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

Trade Receivables and Allowance for Doubtful Accounts:

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which is assessed regularly. An allowance for doubtful accounts is determined based upon an aging of customer accounts and a review for collectibility of specific accounts. Amounts are written off against the allowance in the period in which the receivable is deemed uncollectible. The allowance for doubtful accounts was $525 as of December 31, 2019. No allowance for doubtful accounts was recorded as of December 31, 2018. In addition, there were no material financing receivables with a contractual maturity greater than one year at December 31, 2019 or 2018.

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

Airshafts and capitalized mine development associated with a coal reserve are amortized on a units-of-production basis as the coal is produced, so that each ton of coal is assigned a portion of the unamortized costs. We employ this method to match costs with the related revenues realized in a particular period. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when information becomes available that indicates a reserve change is needed, or at a minimum once a year. Any material effect from changes in estimates is disclosed in the period in which the change occurs. Amortization of development cost begins when the development phase is complete and the production phase begins. At an underground mine, the end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.

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

Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production using the units-of-production method. Depletion of leased coal interests is computed using the units-of-production method over recoverable coal reserves. Advance mining royalties and leased coal interests are evaluated for impairment issues whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any revisions are accounted for prospectively as changes in accounting estimates.

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

Impairment of Long-lived Assets:

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to its estimated fair value, which is usually measured based on an estimate of future discounted cash flows. There were no indicators of impairment and therefore, no impairment losses were recognized during the years ended December 31, 2019 and 2018.

Pneumoconiosis Benefits and Workers’ Compensation:

The Partnership is required by federal and state statutes to provide our portion of benefits to certain current and former totally disabled employees or their dependents for awards related to coal workers’ pneumoconiosis (“CWP”). The Partnership is also required by various state statutes to provide our portion of workers’ compensation benefits for employees who sustain employment-related physical injuries or some types of occupational disease. Workers’ compensation benefits include compensation for their disability, medical costs and, on some occasions, the cost of rehabilitation. The provisions for our portion of estimated benefits are determined on an actuarial basis for the Partnership’s dedicated contract labor provided under a service agreement with CONSOL Energy.

Asset Retirement Obligations:

Mine closing reclamation costs, perpetual water care costs and other costs associated with dismantling and removing facilities are accrued using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. This topic requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement obligations is capitalized as part of the carrying amount of the long-lived asset. Depreciation of the capitalized asset retirement obligation is generally determined on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset. Accretion is included in Depreciation, Depletion and Amortization on the Consolidated Statements of Operations. Asset retirement obligations primarily relate to the closure of mines which includes treatment of water and the reclamation of land upon exhaustion of coal reserves.

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

Income Taxes:

The Partnership’s assets and liabilities are comprised of a 25% undivided interest in the Pennsylvania Mining Complex, which assets and liabilities are held by CPCC and Conrhein. The Partnership does not share in the separate income tax consequences attributable to the owners of CPCC and Conrhein. Accordingly, no provision for federal or state income taxes has been recorded. As of December 31, 2019 and 2018, the Partnership had no liability reported for unrecognized tax benefits and had not incurred interest and penalties related to income taxes. The Partnership’s operations are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of taxable income. Therefore, the Partnership has excluded income taxes from these financial statements.

Revenue Recognition:

Revenues are generally recognized when title passes to the customers and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility and, on occasion, at terminal locations or other customer destinations. Our coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price-related adjustments in addition to a fixed base-price per ton. None of the Partnership's coal contracts allow for retroactive adjustments to pricing after title to the coal has passed. See Note 2 - Revenue for more information.

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

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. In May 2019, the FASB updated Topic 326 by issuing ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The amendments in these updates will be applied using a modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2022 and interim periods within those annual periods. Early adoption is permitted under this guidance. Management is currently evaluating the overall impact the implementation of this guidance will have on the Partnership's financial statements. The Partnership's exposure to credit losses is concentrated on trade and other receivables arising from contractual agreements. Additional disclosures will be required to describe the nature and amount of the Partnership's credit losses, including the significant assumptions and judgments required to value the losses, and the accounting policy elections taken. The Partnership is implementing processes and controls to review the credit losses for appropriate accounting treatment in the context of the standards and to generate disclosures required under the standards, which the Partnership expects to disclose in its Quarterly Report on Form 10-Q for the first quarter of 2020. As of the filing date of this Form 10-K, based on the Partnership's historical collection efforts, current industry trends in the markets the Partnership serves and the financial health of the Partnership's counterparties, the expected credit losses recognized upon adoption of this guidance are not expected to have a material impact on the Partnership's financial statements.

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

NOTE 2—REVENUE:

The following table disaggregates our revenue from contracts with customers for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Coal Revenue	$322,132	$341,073
Freight Revenue	4,917	10,893
Total Revenue from Contracts with Customers	$327,049	$351,966

    Our revenue is generally recognized when title passes to the customer and the price is fixed and determinable. We have determined that each ton of coal represents a separate and distinct performance obligation. Our coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.

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

While we do, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs have been immaterial to our net income. As of and for the years ended December 31, 2019 and December 31, 2018, we do not have any capitalized costs to obtain customer contracts on our balance sheet nor have we recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Partnership has not recognized any revenue in the current period from performance obligations satisfied (or partially satisfied) in previous periods.

Freight Revenue

Some of our coal contracts require that we sell our coal at locations other than our central preparation plant. The cost to transport our coal to the ultimate sales point is passed through to our customers and we recognize the freight revenue equal to the transportation cost when title of the coal passes to the customer.

Contract Balances

Contract assets are recorded separately from trade receivables in the Partnership's Consolidated Balance Sheet and are reclassified to trade receivables as title passes to the customer and the Partnership's right to consideration becomes unconditional. Payments for coal shipments are typically due within two to four weeks of the invoice date. The Partnership typically does not have material contract assets that are stated separately from trade receivables as the Partnership's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Partnership an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Partnership's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the good or service passes to the customer.
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

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units:

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Net Income	$45,551	$66,566
Less: General Partner Interest in Net Income	768	1,127
Net Income Allocable to Limited Partner Units	$44,783	$65,439

Limited Partner Interest in Net Income - Common Units	$32,552	$37,832
Limited Partner Interest in Net Income - Subordinated Units	12,231	27,607
Limited Partner Interest in Net Income - Basic & Diluted	$44,783	$65,439

Weighted Average Limited Partner Units Outstanding - Basic	27,622,032	27,511,804

Weighted Average Limited Partner Units Outstanding - Diluted	27,659,790	27,611,924

Net Income Per Limited Partner Unit - Basic
Common Units	$1.62	$2.38
Subordinated Units	$1.05	$2.38
Net Income Per Limited Partner Unit - Basic	$1.62	$2.38

Net Income Per Limited Partner Unit - Diluted
Common Units	$1.62	$2.36
Subordinated Units	$1.05	$2.38
Net Income Per Limited Partner Unit - Diluted	$1.62	$2.37

There were no phantom units excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive for the years ended December 31, 2019 and December 31, 2018.
NOTE 4—OTHER INCOME:

	For the Years Ended December 31,
	2019	2018
Purchased Coal Sales	$3,096	$4,788
Coal Contract Buyout	2,490	87
Property Easement and Option Income	268	295
Loss on Sale of Assets	(49)	(34)
Other	74	73
Total Other Income	$5,879	$5,209

NOTE 5—INTEREST EXPENSE:

	For the Years Ended December 31,
	2019	2018
Interest on Affiliated Company Credit Agreement—Related Party	$7,892	$7,709
Interest on Finance Leases	361	451
Capitalized Interest	(1,671)	(1,508)
Interest on Other Payables, Net	22	15
Total Interest Expense	$6,604	$6,667

NOTE 6—INVENTORIES:

	December 31, 2019	December 31, 2018
Coal	$621	$1,160
Supplies	12,032	9,906
Total Inventories	$12,653	$11,066

NOTE 7—PROPERTY, PLANT AND EQUIPMENT:

	December 31, 2019	December 31, 2018
Coal and Other Plant and Equipment	$666,560	$636,105
Coal Properties and Surface Lands	126,294	122,679
Airshafts	106,750	102,275
Mine Development	81,538	81,538
Coal Advance Mining Royalties	3,756	3,701
Total Property, Plant and Equipment	984,898	946,298
Less: Accumulated Depreciation, Depletion and Amortization	571,238	526,747
Total Property, Plant and Equipment, Net	$413,660	$419,551

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

As of December 31, 2019 and 2018, property, plant and equipment includes gross assets under finance lease of $12,596 and $11,919, respectively. Accumulated amortization for finance leases was $7,351 and $3,529 at December 31, 2019 and 2018, respectively. Amortization expense for assets under finance leases approximated $3,870 and $3,227 for the years ended December 31, 2019 and 2018 respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Operations.

NOTE 8—OTHER ACCRUED LIABILITIES:

	December 31, 2019	December 31, 2018
Subsidence Liability	$22,661	$20,883
Accrued Payroll and Benefits	4,460	2,693
Accrued Interest (Related Party)	2,541	1,767
Accrued Other Taxes	921	1,071
Equipment Lease Rental	—	515
Other	1,383	1,925
Current Portion of Long-Term Liabilities:
Operating Lease Liability	4,753	—
Workers' Compensation	1,423	1,554
Asset Retirement Obligations	954	1,202
Pneumoconiosis Benefits	201	165
Long-Term Disability	158	141
Total Other Accrued Liabilities	$39,455	$31,916

NOTE 9—LONG-TERM DEBT:

	December 31, 2019	December 31, 2018
Affiliated Company Credit Agreement (4.00% and 3.75% interest rate at December 31, 2019 and December 31, 2018, respectively)	$180,925	$163,000
Other Asset-Backed Financing Maturing in December 2020, 5.96% Weighted Average Interest Rate at December 31, 2019	1,443	—
	182,368	163,000
Less: Amounts Due in One Year*	1,443	—
Long-Term Debt	$180,925	$163,000

* Excludes current portion of Finance Lease Obligations of $3,809 and $3,503 at December 31, 2019 and December 31, 2018, respectively.

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

Interest on outstanding obligations under our Affiliated Company Credit Agreement accrues at a fixed rate ranging from 3.75% to 4.75%, depending on the total net leverage ratio. The unused portion of our Affiliated Company Credit Agreement is subject to a commitment fee of 0.50% per annum. The Partnership had available capacity under the Affiliated Company Credit Agreement of $94,075 and $112,000 as of December 31, 2019 and 2018, respectively.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios. For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) a maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At December 31, 2019, the Partnership was in compliance with its debt covenants with a first lien gross leverage ratio of 1.84 to 1.00 and a total net leverage ratio of 1.83 to 1.00.

During the year ended December 31, 2019, the Partnership entered into an asset-backed financing arrangement related to certain equipment. The equipment, which has an approximate value of $1,443, fully collateralizes the loan.
NOTE 10—LEASES:

On January 1, 2019, the Partnership adopted Accounting Standards Codification (“ASC”) Topic 842 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements. As allowed under this guidance, the Partnership elected not to recast the comparative periods presented when transitioning to ASC 842. As most of the Partnership's leases do not provide an implicit rate, the Partnership has taken a portfolio approach of applying its incremental borrowing rate based on the information available at the adoption date to calculate the present value of lease payments over the lease term. The Partnership has elected the package of practical expedients permitted under the transition guidance within the standard, which allows the Partnership (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. The Partnership has also elected the practical expedient to not evaluate land easements that existed or expired before its adoption of Topic 842 and the practical expedient to not separate lease and non-lease components; that is, to account lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Further, the Partnership made an accounting policy election to keep leases with an initial term of twelve months or less off the Consolidated Balance Sheets. The Partnership will recognize those lease payments in the Consolidated Statements of Operations over the lease term. For the year ended December 31, 2019, these short term lease expenses were not material to the Partnership's financial statements.

Based on the Partnership's lease portfolio, the standard had a material impact on the Partnership’s Consolidated Balance Sheets, but did not have a significant impact on the Partnership’s consolidated net earnings and cash flows. The most significant impact was the recognition of Right of Use (“ROU”) assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. The Partnership's bank covenants were not affected by this update. The Partnership recorded operating lease ROU assets and offsetting operating lease liabilities of approximately $20 million as of January 1, 2019, primarily related to mining equipment, based on the present value of the future lease payments on the date of adoption.

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

For the year ended December 31, 2019, the components of operating lease expense were as follows:

Fixed Operating Lease Expense	$6,180
Variable Operating Lease Expense	2,861
Total Operating Lease Expense	$9,041
Supplemental cash flow information related to the Partnership’s operating leases for the year ended December 31, 2019 was as follows:

Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$6,130
ROU Assets Obtained in Exchange for Operating Lease Obligations	$—

The following table presents the lease balances within the Consolidated Balance Sheets, weighted average lease term, and weighted average discount rates related to the Partnership’s operating leases as of December 31, 2019:

Lease Assets and Liabilities	Classification	Amount
Assets:
Operating Lease ROU Assets	Other Assets	$15,695

Liabilities:
Current:
Operating Lease Liabilities	Other Accrued Liabilities	$4,753
Long-Term:
Operating Lease Liabilities	Operating Lease Liabilities	$11,507
Total Operating Lease Liabilities		$16,260

Weighted Average Remaining Lease Term (in Years)		3.46
Weighted Average Discount Rate		6.2%
The Partnership also enters into finance leases for mining equipment and automobiles. Assets arising from finance leases are included in Property, Plant and Equipment—Net and the liabilities are included in Current Portion of Long-Term Debt and Long-Term Debt in the Partnership's Consolidated Balance Sheets.

For the year ended December 31, 2019, the components of finance lease expense were as follows:

Amortization of Right of Use Assets	$3,870
Interest Expense	$361
The following table presents the weighted average lease term and weighted average discount rates related to the Partnership’s finance leases as of December 31, 2019:

Weighted Average Remaining Lease Term (in Years)	1.67
Weighted Average Discount Rate	4.65%

The following table presents the future maturities of the Partnership’s operating and finance lease liabilities, together with the present value of the net minimum lease payments, at December 31, 2019:

	Finance Leases	Operating Leases
2020	$3,979	$5,722
2021	1,213	5,483
2022	173	3,030
2023	179	1,314
2024	138	1,211
Thereafter	—	1,730
Total minimum lease payments	$5,682	$18,490
Less amount representing interest	228	2,230
Present value of minimum lease payments	$5,454	$16,260

As of December 31, 2019, the Partnership had no additional significant operating or finance leases that had not yet commenced.
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Affiliated Company Credit Agreement - Related Party	$180,925	$180,925	$163,000	$163,000

The Partnership’s debt obligations are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.

NOTE 12—ASSET RETIREMENT OBLIGATIONS:

	December 31, 2019	December 31, 2018
Balance at Beginning of Period	$10,977	$10,496
Accretion Expense	906	813
Payments	(496)	(50)
Revisions in Estimated Cash Flows	368	(282)
Balance at End of Period	$11,755	$10,977

NOTE 13—COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION:

The Partnership is contractually obligated for our portion of medical and disability benefits to CPCC employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. Conrhein has no current or former employees. The Partnership is also responsible under various state statutes for our portion of pneumoconiosis benefits. The calculation of our portion of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by external actuaries and uses assumptions regarding disability incidence, medical costs, indemnity levels, mortality, death benefits, dependents and interest rates which are derived from actual experience and outside sources. Actuarial gains or losses can result from discount rate changes, differences in incident rates and severity of claims filed as compared to original assumptions.

The Partnership is also contractually required to compensate individuals who sustain employment-related physical injuries or some types of occupational diseases and, on some occasions, for our portion of costs of their rehabilitation. Workers’ compensation programs will also compensate survivors of workers who suffer employment-related deaths. Workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation owed to an employee that is injured in the course of employment. The Partnership primarily provides for our portion of these claims through a self-insurance program. The Partnership recognizes an actuarial present value for our portion of the estimated workers’ compensation obligation calculated by independent actuaries. The calculation is based on claims filed and an estimate of claims incurred, but not yet reported, as well as various assumptions. The assumptions include discount rate, future healthcare trend rate, benefit duration and recurrence of injuries. Actuarial gains associated with workers’ compensation have resulted from discount rate changes, several years of favorable claims experience, various favorable state legislation changes and overall lower incident rates than our assumptions.

	CWP		Workers’ Compensation
	December 31,		December 31,
	2019	2018	2019	2018
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$4,425	$4,028	$4,522	$4,785
State Administrative Fees and Insurance Bond Premiums	—	—	201	90
Service Cost	801	1,489	1,395	1,464
Interest Cost	194	144	165	139
Actuarial Loss (Gain)	990	(1,050)	77	(355)
Benefits and Fees Paid	(181)	(186)	(1,430)	(1,601)
Benefit Obligation at End of Period	$6,229	$4,425	$4,930	$4,522

Funded Status:
Current Assets	$—	$—	$104	$151
Current Liabilities	(201)	(165)	(1,423)	(1,554)
Noncurrent Liabilities	(6,028)	(4,260)	(3,611)	(3,119)
Net Obligation Recognized	$(6,229)	$(4,425)	$(4,930)	$(4,522)

Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net Actuarial Gain	$7,250	$8,215	$3,389	$3,515
Net Amount Recognized	$7,250	$8,215	$3,389	$3,515

The components of net periodic benefit cost are as follows:

	CWP		Workers’ Compensation
	For the Years Ended December 31,		For the Years Ended December 31,
	2019	2018	2019	2018
Service Cost	$801	$1,489	$1,395	$1,464
Interest Cost	194	144	165	139
Recognized Net Actuarial Loss (Gain)	25	(21)	(50)	(4)
State Administrative Fees and Insurance Bond Premiums	—	—	201	90
Net Periodic Benefit Cost	$1,020	$1,612	$1,711	$1,689

Amounts that are currently included in accumulated other comprehensive (loss) income are $(163) and $34 for CWP benefits and Workers’ Compensation benefits, respectively, that are expected to be recognized in 2020 net periodic benefit costs:

Assumptions:
The weighted-average discount rates used to determine benefit obligations and net periodic benefit costs are as follows:

	CWP		Workers’ Compensation
	For the Years Ended		For the Years Ended
	December 31,		December 31,
	2019	2018	2019	2018
Benefit Obligations	3.41%	4.42%	3.25%	4.26%
Net Periodic Benefit Costs	4.42%	3.75%	4.26%	3.57%

Assumed discount rates have a significant effect on the amounts reported for both CWP benefits and Workers’ Compensation costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
CWP Costs (Decrease) Increase	$(47)	$50
Workers’ Compensation Costs (Decrease) Increase	$(23)	$24

Cash Flows:

The Partnership does not intend to make contributions to the CWP or Workers’ Compensation plans in 2020. We intend to pay benefit claims as they become due.

The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers’ Compensation
	CWP	Total	Actuarial	Other
	Benefits	Benefits	Benefits	Benefits
2020	$201	$1,497	$1,319	$178
2021	225	1,661	1,479	182
2022	257	1,765	1,578	187
2023	276	1,868	1,677	191
2024	301	1,931	1,735	196
Year 2025-2029	2,070	10,762	9,706	1,056

NOTE 14—OTHER BENEFIT PLANS:
Pension:
The Partnership is contractually obligated to fund 25% of CPCC’s portion of employees, which provide mining services to the Partnership, that participate in the CONSOL Energy Inc. Employee Retirement Plan (the “Plan”). The Plan is a non-contributory defined benefit retirement plan covering substantially all full-time non-represented employees. Effective December 31, 2015, the Plan was frozen for all remaining participants in the Plan. The benefits for the Plan are based primarily on years of service and employees’ pay. The costs of these benefits during the years ended December 31, 2019 and 2018 were $258 and $258, respectively. These costs are reflected in Operating and Other Costs in the Consolidated Statements of Operations.
Investment Plan:
The Partnership is contractually obligated to fund 25% of CPCC’s portion of our former sponsor’s investment plan through August 31, 2017 and 25% of CPCC’s portion of the CPCC’s investment plan (the “CPCC 401k plan”) beginning September 1, 2017. Eligible employees of CPCC began participation in the CPCC 401k plan on September 1, 2017, which was the inception date of the CPCC 401k Plan. Effective December 31, 2019, the CPCC 401k Plan was amended to change its sponsor from CONSOL Pennsylvania Coal Company to CONSOL Energy Inc., and the plan's name was changed from the CONSOL Pennsylvania Coal Company Investment Plan to the CONSOL Energy Inc. Investment Plan (the “CEIX 401k Plan”). Both the 401k plan of our former sponsor and the CEIX 401k Plans are available to most employees and include company matching of 6% of eligible compensation contributed by eligible employees of CPCC. Total payments and costs were $2,389 and $4,795 for the years ended December 31, 2019 and 2018, respectively. These costs are reflected in Operating and Other Costs in the Consolidated Statements of Operations.

The CEIX 401k Plan also provides for discretionary contributions ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the CEIX 401k Plan). For the year ended December 31, 2018, $2,330 was accrued as a discretionary contribution under this plan and was paid into employees accounts in the first quarter of 2019. There were no such discretionary contributions made for the year ended December 31, 2019. These costs are reflected in Operating and Other Costs in the Consolidated Statements of Operations and recorded in Accounts Payable on the Consolidated Balance Sheets.

Long-Term Disability:
The Partnership is contractually obligated for its portion of a Long-Term Disability Plan available to all eligible full-time salaried employees of CPCC. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Years Ended
	December 31, 2019	December 31, 2018
Net periodic benefit costs	$143	$119
Discount rate assumption used to determine net periodic benefit costs	3.97%	3.22%

Long-Term Disability-related liabilities are included in Other Liabilities-Other and Other Accrued Liabilities on the Consolidated Balance Sheets and amounted to $705 and $413 at December 31, 2019 and 2018, respectively.
NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION:

As of December 31, 2019 and 2018, the Partnership purchased goods and services related to capital projects in the amount of $838 and $467, respectively, which are included in accounts payable and the current portion of long-term debt on the Consolidated Balance Sheets.

During the year ended December 31, 2019, the Partnership entered into non-cash finance lease arrangements of $717. During the year ended December 31, 2018, the Partnership terminated two operating leases on its longwall shields, and refinanced these as finance leases in the amount of $11,495.
For the years ended December 31, 2019 and 2018, the Partnership paid interest expense, net of capitalized interest, of $5,802 and $5,709, respectively.
NOTE 16—CONCENTRATION OF CREDIT RISK:

The Partnership primarily markets thermal coal principally to electric utilities in the eastern United States. Substantially all revenues were generated from sales based in the United States for the years ended December 31, 2019 and 2018. Less than 2% of the Partnership's revenues were generated from sales based in Canada for the year ended December 31, 2019. During the years ended December 31, 2019 and 2018, three customers each accounted for over 10% of the Partnership's total coal sales revenue, aggregating approximately 70% and 57%, respectively, of our sales. Additionally, two of the Partnership's customers had outstanding balances each in excess of 10% of the total trade receivables balance as of December 31, 2019 and 2018.

The Partnership has contractual relationships with certain coal exporters who distribute coal to international markets. For the years ended December 31, 2019 and 2018, approximately 35% and 29%, respectively, of the Partnership's coal revenues were derived from these exporters, in which its coal was intended to be shipped to Europe, Asia, South America and Africa.
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

At December 31, 2019, the Partnership was contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $99,451. The instruments are comprised of $1,937 of letters of credit expiring in the next three years, $88,895 of environmental surety bonds expiring within the next three years and $8,619 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

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

As of December 31, 2019 and 2018, respectively, the Partnership, through CONSOL Thermal Holdings, had sold $33,294 and $21,871 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
NOTE 19—RELATED PARTY:

Omnibus Agreement

The Partnership is a party to the Omnibus Agreement, dated September 30, 2016, as amended on November 28, 2017, with our sponsor and certain of its subsidiaries. Under the Omnibus Agreement, we are obligated to make certain payments to, and reimburse, CONSOL Energy for the provision of certain services in connection with our operations.

Charges for services from CONSOL Energy under the Omnibus Agreement include the following:

	For the Years Ended December 31,
	2019	2018
Operating and Other Costs	$3,219	$2,918
Selling, General and Administrative Expenses	8,309	8,300
Total Services from CONSOL Energy	$11,528	$11,218

At December 31, 2019 and December 31, 2018, the Partnership had a net payable to CONSOL Energy in the amount of $1,419 and $3,831, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

Affiliated Company Credit Agreement

As described in Note 9, the Partnership is also a party to the Affiliated Company Credit Agreement with CONSOL Energy.

For the year ended December 31, 2019 and 2018, $7,892 and $7,709, respectively, of interest was incurred under the Affiliated Company Credit Agreement, of which $1,671 and $1,042, respectively, was capitalized and included in Property, Plant and Equipment on the Consolidated Balance Sheets. Interest is calculated based upon a fixed rate, determined quarterly, depending on the total net leverage ratio. For the years ended December 31, 2019 and 2018, the average interest rate was 3.85% and 3.97%, respectively. See Note 9 - Long-Term Debt for more information.

Repurchase Program

In May 2019, CONSOL Energy's Board of Directors approved an expansion of the stock, unit and debt repurchase program. The program previously allowed CONSOL Energy to use up to $25 million of the program to purchase the Partnership's outstanding common units in the open market.  CONSOL Energy's Board of Directors approved changing the termination date of the program from June 30, 2019 to June 30, 2020. Also, in accordance with CONSOL Energy’s credit facility covenants, the total amount that can be used for repurchases of the Partnership's outstanding common units was raised to $50 million. During the years ended December 31, 2019 and 2018, 26,297 and 167,958 common units were repurchased at an average price of $14.05 and $18.33 per unit, respectively.

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

The general partner has granted equity-based phantom units that vest over a period of a recipient’s continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership recognized $1,409 and $1,842 of compensation expense for the years ended December 31, 2019 and 2018, respectively, which is included in Selling, General and Administrative Expense in the Consolidated Statements of Operations. As of December 31, 2019, there is $121 of unearned compensation that will vest over a weighted average period of 0.09 years. The total fair value of phantom units vested during the years ended December 31, 2019 and 2018 was $2,906 and $2,508, respectively. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2018	223,676	$15.67
Granted	17,190	$17.45
Vested	(158,554)	$13.41
Forfeited	(3,967)	$18.95
Nonvested at December 31, 2019	78,345	$18.62

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
NOTE 22—SUBSEQUENT EVENTS:

On January 24, 2020, the Board of Directors of our general partner declared a cash distribution of $0.5125 per unit for the quarter ended December 31, 2019 to the limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on February 14, 2020 to the unitholders of record at the close of business on February 10, 2020.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Partnership’s general partner, including the Chief Executive Officer and Interim Chief Financial Officer of the general partner, an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was conducted as of the end of the period covered by this report. Based upon this evaluation, the Chief

Executive Officer and Interim Chief Financial Officer of the Partnership’s general partner have concluded that the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019.

This annual report on Form 10-K for the fiscal year ended December 31, 2019 does not include an attestation report of the Partnership’s independent accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2018, the Partnership began implementing an enterprise resource planning system, which is expected to improve the efficiency of certain financial and related transactional processes. During the first half of fiscal year 2019, the Partnership completed the implementation of certain processes, and revised and updated the related controls. These changes did not materially affect the Partnership's internal control over financial reporting.

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

The following table presents information for the board of directors and executive officers of CONSOL Coal Resources GP LLC as of January 24, 2020. In evaluating director candidates, CONSOL Energy will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of our board of directors to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board of directors of our general partner to fulfill their duties. Directors hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors.

Name	Age	Position with Our General Partner
James A. Brock	63	Chairman of the Board and Chief Executive Officer
Miteshkumar B. Thakkar	40	Interim Chief Financial Officer
John M. Rothka	42	Chief Accounting Officer
Martha A. Wiegand	49	Director and General Counsel and Secretary
Michael L. Greenwood	64	Director and Member of the Audit* and Conflicts Committee
Deborah J. Lackovic	47	Director
Kurt R. Salvatori	50	Director
Dan D. Sandman	71	Director and Member of Audit and Conflicts Committee
Jeffrey L. Wallace	63	Director and Member of Audit and Conflicts* Committees
*Indicates Chair of Committee
James A. Brock was appointed Chief Executive Officer and a director of our general partner effective March 16, 2015. Mr. Brock also serves as President and Chief Operating Officer of CONSOL Energy. He has held the Chief Executive Officer position at CONSOL Energy since July 11, 2017 and he assumed the responsibility of President of CONSOL Energy on December 2, 2017. From December 10, 2010 to November 28, 2017, Mr. Brock served as the Chief Operating Officer - Coal of CNX Resources Corporation (“CNX”). Prior to this appointment, he served as Senior Vice President-Northern Appalachia-West Virginia Operations of CNX from 2007 to 2010. From 2006 to 2007, Mr. Brock served as Vice President-Operations. Mr. Brock began his career with CNX in 1979 at the Matthews Mine and since then has served at various locations in many positions including Section Foreman, Mine Longwall Coordinator, General Mine Foreman and Superintendent. Since 2018, Mr. Brock has served on the board of directors of each of the National Coal Council and the American Coalition for Clean Coal Electricity. We believe Mr. Brock’s extensive knowledge of our industry and our operations gained during his decades of service with CNX and later CONSOL Energy in positions of increasing responsibility in its coal operations provide the board of directors of our general partner with valuable experience and critical insight into our business and operations.
Miteshkumar B. Thakkar was appointed by the board of directors of our general partner as the General Partner's interim Chief Financial Officer, effective as of January 1, 2020. Mr. Thakkar has served as Director of Finance and Investor Relations of both CONSOL Energy and the Partnership since November 2017 and as Director of Finance and Investor Relations of the Partnership since May 2015. He previously served in various roles in the equity research department of FBR Capital markets

(now part of B. Riley FBR, Inc.) from May 2007 through May 2015 where he provided equity research coverage for companies in the metals and mining sector starting as an intern and moving up to VP, analyst from July 2011 to May 2015. Prior to his work at FBR, he served in various roles at Reliance Engineering Associates (P) Limited from September 2002 through June 2006, moving up to a manager leading project planning and controls for various petrochemical and telecom-related projects. Mr. Thakkar holds a Bachelors of Engineering (Mechanical) degree from the Maharaja Sayajirao University of Baroda and a Masters in Business Administration degree from Texas A&M University.
John M. Rothka was appointed Chief Accounting Officer of our general partner effective August 2, 2017. Prior to that, Mr. Rothka served as the Controller of our general partner from July 2015. Mr. Rothka was part of CNX’s Accounting Department from September 2005 to July 2015, where he served in positions of increasing responsibility, and was promoted to Senior Manager in February 2012, which position he held until July 2015. Prior to joining CNX, Mr. Rothka began his professional career at the accounting firm of Aronson LLC from September 1999 to November 2002 before joining Deloitte from November 2002 to September 2005, where he held several positions of increasing responsibilities in the audit and assurance groups.
Martha A. Wiegand was appointed General Counsel and Secretary of our general partner effective March 16, 2015 and was appointed to the board of directors of our general partner effective as of January 2, 2020 to fill the vacancy resulting from the resignation of a prior director. Ms. Wiegand also serves as General Counsel and Secretary of CONSOL Energy, a position that she has held since July 11, 2017 and where she is responsible for a variety of legal matters, including coal marketing and transportation, labor and employment, financing arrangements and certain corporate transactions. Prior to November 2017, Ms. Wiegand was also Associate General Counsel of CNX, having joined its Legal Department in December 2008 as Senior Counsel and having been promoted to Associate General Counsel effective in 2012. Prior thereto, Ms. Wiegand worked for approximately 10 years for several large Pittsburgh-based law firms, where she handled financing and corporate transactions for clients in the banking and energy industries, among others. She is licensed to practice law in Pennsylvania and New Jersey and a member of the American Bar Association, the Pennsylvania Bar Association and the Energy & Mineral Law Foundation.
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
Dan D. Sandman became a member of the board of directors of our general partner on February 8, 2017. Mr. Sandman is an adjunct professor at The Ohio State University Moritz College of Law, where he has taught corporate governance law since 2007. Mr. Sandman also serves on the board of directors as lead independent director and audit committee member of MPLX GP LLC, the general partner of MPLX LP, a publicly traded master limited partnership engaged in the gathering, processing and transportation of natural gas, liquids, oil and refined petroleum products.  He has also served on the board of directors of Roppe Corporation, a privately held company, since 1987. Additionally, Mr. Sandman serves on the boards of directors of the Carnegie Science Center, the Carnegie Hero Fund Commission and Grove City College. From 2002 to 2007, Mr. Sandman served as vice chairman of the board of directors and chief legal & administrative officer of United States Steel, until his retirement. Prior to his career with United States Steel, Mr. Sandman held a number of legal positions, including general counsel, with Marathon Oil Company, and subsequently served as general counsel and secretary of USX Corporation, a holding company that owned Marathon Oil and United States Steel. Mr. Sandman graduated with a bachelor's degree from The Ohio State University and a juris doctor degree from The Ohio State University College of Law. Mr. Sandman’s extensive strategic, corporate governance and legal experience working with publicly traded companies including energy companies and master limited partnerships, as well as his skills, knowledge and experience in the areas of transactional law, regulatory compliance, ethics and risk management matters, provide the board of directors with valuable experience.
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
CONSOL Coal Resources LP
1000 CONSOL Energy Drive, Suite 100
Canonsburg, PA 15317

Committees of the Board of Directors

The board of directors of our general partner has one standing committee: an audit committee. The conflicts committee is convened on an as needed basis. NYSE does not require a publicly traded limited partnership like us to establish a compensation or a nominating and corporate governance committee. Accordingly, the functions typically handled by such committees are addressed by the full board of directors of our general partner.

Audit Committee

Our general partner is required by NYSE to have an audit committee of at least three members and all of the audit committee members must meet the independence and experience requirements established by NYSE and the Exchange Act.

The audit committee consists of Messrs. Greenwood (Chairman), Sandman and Wallace. Each member of the audit committee satisfies the independence requirements established by NYSE and the Exchange Act and is financially literate.  In addition, the board of directors of our general partner has determined that Mr. Greenwood and Mr. Wallace each qualifies as an “audit committee financial expert” as such term is defined under the SEC’s regulations. This designation is a disclosure requirement of the SEC related to each audit committee member's experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose upon the audit committee members any duties, obligations or liabilities that are greater than those generally imposed on them as members of the audit committee and the board of directors of our general partner.  All members of the audit committee have the accounting or related financial management expertise required by NYSE rules.

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

The Compensation Discussion and Analysis and Executive Compensation sections of CONSOL Energy’s Proxy 2020 Statement will include a full discussion of the compensation policies and programs in which our named executive officers participated in 2019. CONSOL Energy’s Proxy Statement will be available upon its filing on the SEC’s website at http://www.sec.gov and on CONSOL Energy’s website at http://www.consolenergy.com.
Executive Compensation, Relationship to Our Sponsor
During 2019, the executive officers of our general partner were employed and compensated entirely by our sponsor or its affiliates (other than our general partner).
As discussed further below, such compensation included base salaries, annual incentive awards and equity grants from our sponsor. The executive officers of our general partner also participate in employee benefit plans and arrangements maintained by our sponsor and its affiliates, including plans that may be established in the future.

Reimbursement to our Sponsor for Compensation Paid
We are a party to an omnibus agreement with our sponsor under which we agreed to reimburse our sponsor on a monthly basis for compensation related expenses (including salary, bonus, incentive compensation and other amounts) attributable to the portion of an executive’s compensation that is allocable to our general partner. Our general partner and our sponsor have the same executive officers. Their time is split between our general partner's and our sponsor's business and affairs, including the business and affairs of the Pennsylvania Mining Complex. As a result of our 25% undivided interest in the Pennsylvania Mining Complex, we reimburse our sponsor for approximately 25% of the total compensation related expenses (including salary, bonus, incentive compensation and other amounts) incurred by our sponsor and attributable to our executive officers’ compensation. The total reimbursable compensation related expenses attributable to each of Mr. Brock, Ms. Wiegand, and Mr. Khani for the year ended December 31, 2019 was approximately $558,308, $161,964 and $317,411, respectively, and the total reimbursable compensation related expenses attributable to each of Mr. Brock, Ms. Wiegand, and Mr. Khani for the year ended December 31, 2018 was approximately $295,301, $109,219, and $285,870, respectively.
Summary Compensation Table
The following summarizes the total compensation earned by the named executive officers of our general partner during 2019 and other years indicated, including all compensation related expenses disclosed above, which were paid entirely by our sponsor (or an affiliate of our sponsor). Mr. Khani resigned from the Partnership on December 31, 2019 and is no longer an employee of our general partner. While he is required to appear in the summary compensation table, and certain discrete other tables, he was not eligible for payments under many of our sponsor's plans resulting in payouts with respect to the 2019 fiscal year. In addition, Mr. Khani forfeited any equity awards unvested as of December 31, 2019 as a result of his resignation.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	SEC Total
James A. Brock*	2019	$803,231	$1,199,813	$3,773,887	$—	$—	$733,841	$39,600	$6,550,372
President and Chief Executive Officer	2018	$641,163	$—	$2,438,915	$—	$1,430,000	$—	$46,000	$4,556,078
Martha A. Wiegand	2019	$347,855	$196,875	$433,371	$—	$—	$42,756	$31,143	$1,052,000
General Counsel and Secretary	2018	$297,500	$—	$133,980	$—	$300,000	$18,866	$47,788	$798,134
David M. Khani*	2019	$530,566	$—	$2,167,009	$—	$—	$—	$36,873	$2,734,448
Former Chief Financial Officer	2018	$530,566	$—	$2,770,188	$—	$739,078	$52,599	$52,814	$4,145,245
* Messrs. Brock and Khani also serve as members of the board of directors of our general partner. They do not receive any additional compensation for this service.

(1)
The amounts in this column represent base salaries before compensation reduction under any CONSOL Energy or affiliated company qualified retirement and/or 401(k) savings plan in effect during 2019 and 2018.

(2)
The amounts in this column represent annual incentive awards made to each of our named executive officers under the CONSOL Energy 2019 Short-Term Incentive Plan (“STIC”) based on discretion applied under such plan.

(3)
The values set forth in this column represent the aggregate grant date fair value of the service-based and performance-based restricted stock unit awards made by CONSOL Energy to each of our named executive officers during 2018. All amounts included have been computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair value of the stock awards are set forth in Note 20 to our consolidated financial statements, included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Note 17 to the financial statements of CONSOL Energy included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For grants of restricted stock units, the fair value per share is equal to the closing price of CONSOL Energy’s common stock on the NYSE (under the ticker "CEIX") on the date of grant for awards made by CONSOL Energy. With respect to the performance-based restricted stock units (“PSUs”), the value is reported assuming the target level of performance is achieved. The value of the 2019 PSU awards to each named executive officer assuming the maximum level of performance is achieved would be $4,761,373 (Brock), $2,734,018 (Khani) and $546,741 (Wiegand).

(4)
Amounts in this column reflect the actuarial increase in the present value of each named executive officer’s benefit under the CONSOL Energy Employee Retirement Plan, the CONSOL Energy Retirement Restoration Plan, the CONSOL Energy Supplemental Retirement Plan and the CONSOL Energy New Restoration Plan between December 31, 2018 and December 31, 2019. These amounts were determined using the interest rate and mortality assumptions set forth in our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Zero is shown for Mr. Khani for 2019 because the actual change in pension value was a decrease in the amount of $432,003 due to the forfeiture of his accrued benefit in the CONSOL Energy Supplemental Retirement Plan and the CONSOL Energy New Restoration Plan partially offset by a $9,719 increase in the CONSOL Energy Employee Retirement Plan accrued benefit attributable to changes in interest rates.

(5)	The amounts shown in this column for 2019 are derived as follows:

Category	Brock	Wiegand	Khani
401(k) Plan Contributions (a)	$16,800	$16,800	$16,800
Vehicle Allowance (b)	$13,000	$13,000	$13,000
Executive Health Physical (c)	$3,549	$1,343	$1,733
Business and Country Club Dues (d)	$5,000	$0	$5,340
Spousal Travel (e)	$1,251	$0	$0

(a) Annual employer matching contributions to the 401(k) plan
(b) Vehicle allowance/Company vehicle
(c) Executive health physical
(d) Business and Country Club Dues
(e) Spousal Travel
Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure
General
As noted above, during 2019, the named executive officers of our general partner are employed and compensated by our sponsor or its affiliates (other than our general partner). Because the executive officers of our general partner are employed by our sponsor or its affiliates, compensation of the executive officers is set and paid by our sponsor and its affiliates. The executive officers of our general partner also participate in employee benefit plans and arrangements sponsored by our sponsor and its affiliates, including plans that may be established in the future.
Our sponsor provides compensation to the executive officers in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution and defined benefit retirement plans.

Elements of Compensation

The following sets forth a more detailed explanation of the elements of the compensation programs as they relate to Mr. Brock, Mr. Khani, and Ms. Wiegand in 2019 and 2018:
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
Annual Cash Incentives. Our sponsor’s annual cash incentive program (STIC) provides participants with an opportunity to earn performance based annual cash bonus awards. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s base salary as described in the chart below. In 2019, our sponsor designed a short-term incentive arrangement (the “2019 “STIC”) under which an annual cash incentive award would be earned subject to the sponsor’s successful achievement of performance goals related to Operating Margin and Free Cash Flow, equally weighted, but subject to modification influenced by each executive officer’s contribution towards achieving environmental and safety initiatives. 2019 STIC awards include a threshold, target and maximum performance levels. If actual performance against the threshold level of performance is not achieved, then no cash payment will be made. The maximum performance possible (for outstanding performance) is 200%.
Long-Term Equity-Based Compensation Award. Our sponsor’s long-term equity-based compensation program (LTIC) for 2019 included equity awards for each of our executive officers to be delivered in the form of 60% performance-based restricted stock units (PSUs) and 40% service-based restricted stock units (RSUs). The PSUs vest ratably over a period of three years, but only to the extent that pre-established performance metrics related to relative total stockholder return and free cash flow are achieved. The PSUs include threshold, target and maximum performance levels. If actual performance against the threshold level of performance is not achieved, then no payout will be made. The maximum performance possible (for outstanding performance) is 200% of target performance. The RSUs also vest ratably over a period of three years. Target long-term levels for the 2019 long-term equity awards are established at the beginning of each year and are based on a percentage of the executive’s base salary as described in the chart below.
For 2019, our executive officers had the following targets for the STIC and LTIC:

Name of Executive	Base Salary	Target 2019 STIC	Target 2019 LTIC
Mr. Brock	$810,000	150%	430%
Ms. Wiegand	$350,000	60%	114%
Mr. Khani	$530,566	70%	377%
Payout of Prior Long-Term Equity Awards
2016-2020 PSU Grants and Payout. In January 2016, Messrs. Brock and Khani were granted PSUs by our former sponsor (which were converted into CONSOL Energy awards under the employee matters agreement executed as part of the separation) that vest, if earned, ratably over a five-year period (January 1, 2016 through December 31, 2020) based on Absolute Stock Price and Relative TSR compared to the S&P 500. Mr. Khani forfeited any equity awards unvested as of December 31, 2019 as a result of his resignation.

Named Executive Officer	2019 PSU Tranche (at target)	Target Payout (%)	Payout Amounts (# of shares)
James A. Brock, President and Chief Executive Officer	9,960	135.5%	13,496

2018 - 2020 PSU Grants and Payout. In February 2018, Messrs. Brock and Khani and Ms. Wiegand were granted PSUs by CONSOL Energy that vest, if earned, ratably over a three-year period (January 1, 2018 through December 31, 2020) based on Free Cash Flow and Relative TSR compared to the Metals and Mining Index. Mr. Khani forfeited any equity awards unvested as of December 31, 2019 as a result of his resignation.

Named Executive Officer	2019 PSU Tranche (at target)	Target Payout (%)	Payout Amounts (# of shares)
James A. Brock, President and Chief Executive Officer	14,361	49%	7,038
Martha Wiegand, General Counsel	788	49%	387
2019 - 2021 PSU Grants and Payout. In February 2019, Messrs. Brock and Khani were granted PSUs by CONSOL Energy that vest, if earned, ratably over a three-year period (January 1, 2019 through December 31, 2021) based on Free Cash Flow and Relative TSR compared to the Metals and Mining Index. Mr. Khani forfeited any equity awards unvested as of December 31, 2019 as a result of his resignation.

Named Executive Officer	2020 PSU Tranche (at target)	Target Payout (%)	Payout Amounts (# of shares)
James A. Brock, President and Chief Executive Officer	20,284	—%	—
CONSOL Energy Outstanding Equity Awards at December 31, 2019
Our executive officers received and continue to receive equity or equity-based awards under our sponsor's equity compensation program. Our named executive officers did not receive any grants of awards under the CNX Coal Resources LP 2015 Long-Term Incentive Plan in 2018. The following table provides additional information about our executive officers’ outstanding equity awards in CONSOL Energy as of December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (7)
James A. Brock, Chief Executive Officer					68,104 7,038 13,496	(2) (3) (4)	$988,189 $102,121 $195,827	64,897 (5)	$941,655
Martha A. Wiegand, General Counsel & Secretary					7,948 387	(2) (3)	$115,325 $5,615	5,451 (6)	$79,094

(1)	The market value for the RSUs was determined by multiplying the closing market price for CONSOL Energy common stock on December 31, 2019 ($14.51) by the number of shares underlying the RSU awards.
(2)	This represents RSUs granted on December 12, 2017, February 6, 2018 and February 7, 2019 vest in three equal installments (subject to rounding) beginning on the first anniversary of the grant date.
(3)	The performance period for the 2019 tranche of the 2018 PSU awards was January 1, 2019 through December 31, 2019. The amounts are based on actual results for the period.
(4)	The performance period for the 2019 tranche of the 2016 PSU awards was January 1, 2019 through December 31, 2019. The amounts are based on actual results for the period.
(5)
This column shows the number of unvested PSUs as of December 31, 2019. The performance period for the PSUs granted in 2016 is January 2016 through December 2020, vesting one-fifth per year, for the PSUs granted in 2018 is January 2018 through December 2020, vesting one-third per year, and for the PSUs granted in 2019 is January 2019 through December 2021. The amounts presented for the PSU awards are based on achieving the target performance level. The 2016 PSU award provides for a catch up payout at target achieved at the target performance level or greater at the end of the future period for missed years if the Absolute Stock Price portion of the award is achieved at target performance or greater at the end of a future period.

(6)
This column shows the number of unvested PSUs as of December 31, 2019. The performance period for the PSUs granted in 2018 is January 2018 through December 2020, vesting one-third per year, and for the PSUs granted in 2019 is January 2019 through December 2021. The amounts presented for the PSU awards are based on achieving the target performance level.

(7)	The market value for the PSUs was determined by multiplying the closing market price for CONSOL Energy common stock on December 31, 2019 ($14.51) by the number of shares underlying the RSU awards.
Retirement, Health, Welfare and Additional Benefits. CONSOL Energy employees are eligible to participate in a variety of employee benefit plans and programs, subject to the terms and eligibility requirements of those plans, which include a broad-based 401(k) savings plan, as well as a supplemental defined benefit retirement restoration plan that provides benefits to executive officers and key employees, including Mr. Brock, Ms. Wiegand, and Mr. Khani in excess of IRS imposed limits under the broad-based 401(k) savings plan. CONSOL Energy also provides limited executive perquisites, which are described in the footnotes to the Summary Compensation Table for 2019.

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
Eligibility for benefits under the New Restoration Plan is determined each calendar year (the “Award Period”). Participants whose sum of annual base pay as of December 31 and amounts received under the STIC or other annual incentive program earned for services rendered by the participant during the Award Period exceed the compensation limits imposed by section 401(a)(17) of the Code (up to $280,000 for 2019) are eligible for benefits under the New Restoration Plan for the Award Period. The amount of each eligible participant’s benefit under the plan is equal to 9% times annual base salary as of December 31 including amounts received under the STIC or other annual incentive program earned for services rendered by the participant during the Award Period less 6% times the lesser of annual base salary as of December 31 or the compensation limit imposed by the Code for the Award Period.

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
Agreements between Our Executive Officers and CONSOL Energy

Our general partner’s officers have not entered into any agreements with us or our general partner or with CONSOL Energy specifically in relation to their services with us and our general partner. However, in relation to their employment with CONSOL Energy, each of Mr. Khani and Ms. Wiegand have entered into a severance and change in control (“CIC”) agreement with CONSOL Energy that became effective February 15, 2018. In addition, Mr. Brock entered into an individual employment agreement with CONSOL Energy that also became effective February 15, 2018. These agreements were developed and approved by CONSOL Energy in connection with a competitive review the company conducted relating to its overall compensation plans and programs. Generally, these agreements supersede the terms and conditions that were established by CIC agreements in place during 2017. Since Mr. Khani resigned from our general partner and CONSOL Energy on December 31, 2019, and was no longer an employee of either entity on such date, his agreement no longer entitles him to any severance or CIC benefits.
The agreement for Ms. Wiegand provides for both (i) non-CIC cash severance and (ii) CIC cash severance exclusively upon a termination of employment absent “cause,” subject to the following requirements. In the case of a “CIC scenario,” the agreement is “double trigger” and each executive is only entitled to cash severance if, following, or in connection with, a CIC the executive’s employment is terminated by CONSOL Energy absent “cause” or if the executive resigns due to constructive or good reason termination within ninety (90) day prior to the CIC or within two (2) years following the CIC. The agreements do not include any gross up feature arising from the excise tax payable on an excess parachute payment.
Under the agreement, Ms. Wiegand would be entitled to receive:
•a lump sum cash payment equal to a 1x multiple of base salary in a non-CIC involuntary termination of employment absent “cause”;
•a lump sum cash payment equal to a multiple of base salary plus a multiple of annual incentive pay) in an involuntary termination of employment or constructive (or good reason) termination related to a CIC absent “cause” (2x for Ms. Wiegand);
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
The agreement also contains confidentiality, non-competition and non-solicitation obligations pursuant to which Ms. Wiegand has agreed not to compete with the business for two (2) years, or to solicit customers or employees for one (1) year following a termination of employment.
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
Compensation of Our Directors

The officers or employees of our general partner or of our sponsor who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of our sponsor, or “non-employee directors,” receive cash and equity-based compensation for their services as directors. We directly pay all compensation earned by our non-employee directors for their services to us. As of December 31, 2019 the non-employee director compensation program consists of the following:

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

The following table sets forth the compensation earned by our directors for the 2019 fiscal year.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (1)	Option Awards	All Other Compensation	Total
Michael Greenwood	$80,000	$100,000	$0	$0	$180,000
Dan Sandman	$60,000	$100,000	$0	$0	$160,000
Jeff Wallace	$60,000	$100,000	$0	$0	$160,000

(1) The values set forth in this column reflect awards of phantom units under the Partnership LTIP, and are based on the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718 (disregarding the impact of estimated forfeitures related to service-based vesting conditions). For phantom units, the grant date fair value is computed based upon the closing price of the Partnership’s units on the date of grant. The phantom units were granted on February 7, 2019 and vested in one lump sum on February 7, 2020, the first anniversary of the grant date. As of December 31, 2019, the number of phantom units held by our current non-employee directors was 5,730 for each of Messrs. Sandman, Greenwood and Wallace.

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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth the beneficial ownership of common units of CONSOL Coal Resources LP that were outstanding at January 24, 2020 and held by:

•	each unitholder known by us to beneficially hold 5% or more of our outstanding units;

•	each director or director nominee of our general partner;

•	each executive officer of our general partner; and

•	all of the directors, director nominees and executive officers of our general partner as a group.
In addition, our general partner holds a 1.7% general partner interest .
Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the following table have sole voting and sole investment power with respect to all units beneficially owned by them, subject to community property laws where applicable. The percentage of units beneficially owned is based on a total of 27,632,824 common units outstanding at January 24, 2020.

Name of Beneficial Owner (1)	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned
CONSOL Energy Inc. (2)	16,811,818		60.8%
Greenlight Capital, Inc. (3)	5,488,438		19.9%
Directors/Director Nominees and Executive Officers
Michael L. Greenwood	37,724	(4)	*
Miteshkumar B. Thakkar	4,900	(5)	*
John M. Rothka	4,321	(6)	*
James A. Brock	76,551		*
Dan D. Sandman	20,666	(7)	*
Jeffrey L. Wallace	27,724	(8)	*
Martha A. Wiegand	10,609		*
Kurt R. Salvatori	1,809		*
Deborah J. Lackovic	-		-
All Directors, Director Nominees and Executive Officers as a group (9 persons)	184,304	(9)	0.7%

*	Less than 1%.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o CONSOL Coal Resources GP LLC, 1000 CONSOL Energy Drive, Suite 100, Canonsburg, Pennsylvania 15317.
(2)
CONSOL Energy is the sole owner of the membership interests in our general partner. We issued 1,050,000 common units and 11,611,067 subordinated units to CNX in connection with the completion of the IPO. On November 28, 2017, the common units and subordinated units held by CNX were transferred to CONSOL Energy. In August 2019, all 11,611,067 subordinated units were converted into common units on a one-for-one basis. The amount reported in the table above does not include the 1.7% general partner interest held by CONSOL Energy and its affiliates.

(3)
According to a Schedule 13D/A filed with the SEC on August 29, 2019 by Greenlight Capital, Inc. (“Greenlight”), DME Advisors GP, LLC (“DME GP”), DME Advisors, L.P., DME Capital Management, LP and David Einhorn, (i) Greenlight has shared voting and dispositive power over 2,963,538 common units, (ii) DME GP has shared voting and dispositive power over 2,524,900 common units, (iii) DME Advisors, L.P. has shared voting and dispositive power over 719,300 common units, (iv) DME Capital Management, LP has shared voting and dispositive power over 1,805,600 common units and (v) David Einhorn has shared voting and dispositive power over 5,488,438 common units. The address for this reporting person is Greenlight Capital, Inc., 140 East 45th Street, Floor 24, New York, New York 10017.

(4)
Includes 5,730 common units that will be issued to Mr. Greenwood upon the settlement of phantom units that will vest within 60 days of January 24, 2020. The phantom units may, in the discretion of the plan administrator of the LTIP, alternatively be settled in cash.

(5)
Includes 615 common units that will be issued to Mr. Thakkar upon the settlement of phantom units that will vest within
60 days of January 24, 2020. The phantom units may, in the discretion of the plan administrator of the LTIP, alternatively be settled in cash.

(6)
Includes 615 common units that will be issued to Mr. Rothka upon the settlement of phantom units that will vest within
60 days of January 24, 2020. The phantom units may, in the discretion of the plan administrator of the LTIP, alternatively be settled in cash.

(7)
Includes 5,730 common units that will be issued to Mr. Sandman upon the settlement of phantom units that will vest within 60 days of January 24, 2020. The phantom units may, in the discretion of the plan administrator of the LTIP, alternatively be settled in cash.

(8)
Includes 5,730 common units that will be issued to Mr. Wallace upon the settlement of phantom units that will vest within 60 days of January 24, 2020. The phantom units may, in the discretion of the plan administrator of the LTIP, alternatively be settled in cash.

(9)
Includes 18,420 common units that will be issued to the executive officers and directors of the Partnership upon the settlement of phantom units that will vest within 60 days of January 24, 2020. The phantom units may, in the discretion of the plan administrator of the LTIP, alternatively be settled in cash.

The following table sets forth, as of December 31, 2019, the number of shares of CONSOL Energy common stock beneficially owned by each of the directors and named executive officers of our general partner and all of the directors and executive officers of our general partner as a group. The percentage of total shares is based on 25,932,618 shares outstanding as of December 31, 2019. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of December 31, 2019 and the shares underlying deferred stock units and the shares underlying restricted stock units that will be settled within 60 days of December 31, 2019. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of CONSOL Energy common stock set forth opposite such person’s name.

Name of Beneficial Owner	Total Common Stock Beneficially Owned		Percent of Total Outstanding
Directors/Director Nominees and Executive Officers
James A. Brock	96,460	(1)	*
Martha A. Wiegand	7,536	(2)	*
Miteshkumar B. Thakkar	2,296	(3)	*
John M. Rothka	3,190	(4)	*
Dan D. Sandman	-		*
Michael L. Greenwood	-		-
Jeffrey L. Wallace	-		-
Kurt R. Salvatori	6,073	(5)	*
Deborah J. Lackovic	3,093	(6)	*
All Directors, Director Nominees and Executive Officers as a group (9 persons)	118,648	(7)	*

*	Less than 1%.

(1)	Includes 23,097 shares of restricted stock that will vest within 60 days of January 24, 2020.
(2)	Includes 2,077 shares of restricted stock that will vest within 60 days of January 24, 2020.
(3)	Includes 292 shares of restricted stock that will vest within 60 days of January 24, 2020.
(4)	Includes 922 shares of restricted stock that will vest within 60 days of January 24, 2020.
(5)	Includes 1,495 shares of restricted stock that will vest within 60 days of January 24, 2020.
(6)	Includes 1,206 shares of restricted stock that will vest within 60 days of January 24, 2020.
(7)	Includes 29,089 shares of restricted stock that will vest within 60 days of January 24, 2020.

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information regarding the number of common units that are available for issuance under the Partnership’s LTIP as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	78,345	(1)	$—	(2)	1,493,865
Equity compensation plans not approved by security holders	—		—		—
Total	78,345		$—		1,493,865
(1) Of this total, 78,345 are phantom units.
(2) The weighted average exercise price does not take into account the phantom stock units.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of January 24, 2020, our sponsor, CONSOL Energy, owns 16,811,818 common units, representing a 59.8% limited partner interest, as well as all of our incentive distribution rights. As further discussed in “Item 5 - Market for Registrant's Common Units and Related Unitholder Matters and Issuer Purchases of Equity Securities - Market Repurchases,” CONSOL

Energy’s board of directors has authorized CONSOL Energy to purchase up to $50 million in value of our common units. As of January 24, 2020, it has purchased a total of 194,255 common units. In addition, our general partner owns a 1.7% general partner interest in us.

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

On November 28, 2017, the Partnership entered into the Third Amended and Restated Agreement of Limited Partnership of the Partnership to change the name of the Partnership to “CONSOL Coal Resources LP” from “CNX Coal Resources LP” and to delete references to the Class A Preferred Units (which are no longer outstanding) representing limited partner interests in the Partnership, all of which had been converted into common units.

Distributions and Other Cash Payments to General Partner and its Affiliates

Cash Distributions on Common Units, Subordinated Units and General Partner Interest

We generally make cash distributions of distributable cash to our unitholders pro rata of 98.3% to our limited partners (including to CONSOL Energy as the holder of 16,811,818 common units), and 1.7% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48% of the distributions above the highest target distribution level.

During 2019 and 2018, we distributed approximately $34.4 million and $34.1 million, respectively, to CONSOL Energy with respect to common and subordinated units and approximately $1.0 million and $1.0 million, respectively, with respect to the general partner interest (including incentive distribution rights, all of which were held by our general partner prior to November 28, 2017).

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive an annual distribution of approximately $1.0 million on the 1.7% general partner interest, and our sponsor would receive an annual distribution of approximately $34.5 million on its common units.

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

The total amount of such reimbursed expenses was approximately $19.4 million and $18.9 million for the years ended December 31, 2019 and 2018, respectively.
Agreements with Affiliates

We entered into various agreements with our sponsor and its affiliates at the time of our July 2015 IPO, which have since been amended and modified from time to time.

While not the result of arm’s-length negotiations, we believe the terms of all of the agreements with CONSOL Energy and its affiliates are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Affiliated Company Credit Agreement

On November 28, 2017, the Partnership and certain of its subsidiaries (collectively, the “Credit Parties”) entered into the Affiliated Company Credit Agreement by and among the Credit Parties, CONSOL Energy, as lender and administrative agent, and PNC. On March 28, 2019, the Affiliated Company Credit Agreement was amended to extend the maturity date from February 27, 2023 to December 28, 2024. The Affiliated Company Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $275 million to be provided by CONSOL Energy, as lender. In connection with the

Partnership’s entry into the Affiliated Company Credit Agreement, the Partnership made an initial draw of $201 million, the net proceeds of which were used to repay the amounts outstanding under the Partnership's prior credit facility. Additional drawings under the Affiliated Company Credit Agreement are generally available for general partnership purposes.

The obligations under Affiliated Company Credit Agreement are guaranteed by the Partnership’s subsidiaries and secured by substantially all of the assets of the Partnership and its subsidiaries pursuant to the security agreement and various mortgages.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to (i) incur or guarantee additional debt, (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom, (iii) incur certain liens or permit them to exist, (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership, (v) enter into certain types of transactions with affiliates, (vi) merge or consolidate with another company, and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios. For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. As of December 31, 2019, the Partnership had $181 million of borrowings outstanding under the Affiliated Company Credit Agreement, which accrued interest at an average rate of 3.85% during fiscal year 2019. During the fiscal years ended December 31, 2019 and 2018, the Partnership made $80 million and $108 million in principal payments, respectively, and $7 million and $7 million in interest payments, respectively, under the Affiliated Company Credit Agreement.

Receivables Financing Agreement

On November 30, 2017, (i) CONSOL Marine Terminals LLC as an originator of receivables, (ii) the Originators, each a wholly owned subsidiary of CONSOL Energy, and (iii) the SPV, as buyer, entered into the Purchase and Sale Agreement. Concurrently, (i) CONSOL Thermal Holdings, as sub-originator, and (ii) CPCC, as buyer and as initial servicer of the receivables for itself and CONSOL Thermal Holdings, entered into the Sub-Originator PSA. In addition, on that date, the SPV entered into the Receivables Financing Agreement by and among (i) the SPV, as borrower, (ii) CPCC, as initial servicer, (iii) PNC, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of the Securitization. On August 30, 2018, the Securitization was amended to, among other things, extend the scheduled termination date to August 30, 2021.

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

During the years ended December 31, 2019 and 2018, the Partnership, through CONSOL Thermal Holdings, sold approximately $33 million and $22 million, respectively, of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
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

On September 30, 2016, in connection with the PA Mining Acquisition, CONSOL Thermal entered into a first amendment to the Operating Agreement to provide that CONSOL Thermal, as the operator under the operating agreement, will be responsible for managing and conducting the following additional operational services with respect to the Pennsylvania Mining Complex:

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

On November 28, 2017, CPCC, Conrhein, CONSOL Thermal Holdings and the Partnership entered into the Second Amendment to the Pennsylvania Mine Complex Operating Agreement to permit the Partnership to enter into the Affiliated Company Credit Agreement and to make certain other required changes.

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

The total amount of such amounts invoiced was approximately $471.2 million for 2019 and $462.6 million for 2018.
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

Pursuant to the employee services agreement, we reimburse CPCC monthly for (i) all direct third-party costs and expenses actually incurred by CPCC in providing operational services, including royalties required to be paid on the coal mined, certain taxes applicable to the coal and coal workers, per-ton asset retirement obligation fees or taxes and penalties imposed by any governmental authority for violation of any law or regulation arising out of CPCC’s performance of the operational services, except to the extent such penalties were as a result of CPCC’s gross negligence or willful misconduct, (ii) salary, benefits and other compensation costs of CPCC’s employees performing the operational services to the extent such employees are performing the operational services; and (iii) market rate rental fees for use of CPCC’s assets in performing the operational services, if any. We paid approximately $63.4 million and $64.6 million to CPCC for such reimbursed expenses for the years ended December 31, 2019 and 2018, respectively.
Contract Agency Agreement

Through our subsidiary CONSOL Thermal Holdings, we entered into a contract agency agreement with CONSOL Energy Sales Company (“CES”), a subsidiary of CONSOL Energy. Under the contract agency agreement, CES, at our direction and subject to our control, acts as agent to market and sell the coal produced from the Pennsylvania Mining Complex and administers our existing coal purchase and sale contracts, including any extensions or renewals thereof, and any new coal purchase and sale contracts for the sale of coal produced from the Pennsylvania Mining Complex. On November 28, 2017, CONSOL Thermal Holdings, CES and certain other parties entered into the First Amendment to Contract Agency Agreement to amend the terms of the contract agency agreement to remove from the terms of the agreement certain contracts and parties that pertain to operations of CNX related to natural gas sales.

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
Terminal and Throughput Agreement

Through our subsidiary CONSOL Thermal Holdings, we entered into a terminal throughput agreement with CONSOL Marine Terminals, LLC, a subsidiary of CONSOL Energy. Under the terminal and throughput agreement, we have the option, but not the obligation, to transport or to cause to be transported through CONSOL Energy’s Baltimore Marine Terminal up to 5 million tons of coal each calendar year for a terminal fee of $4 per ton of coal transported through the Baltimore Marine Terminal, plus certain standard fees for long-term or excess storage of coal at the Baltimore Marine Terminal, re-handling services at the Baltimore Marine Terminal (if we elect such services) and certain fees related to the docking and undocking of vessels at the Baltimore Marine Terminal. The per ton terminal fee and other fees may be reasonably escalated by the owner of the Baltimore Marine Terminal on a quarterly basis based on changes in the volume of coal shipped through the Baltimore Marine Terminal and increases in operating costs at the terminal.

The total amount of such reimbursed expenses was approximately $0.7 million and $4.3 million for the years ended December 31, 2019 and 2018, respectively.

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
Indemnification. CONSOL Energy will indemnify us for certain liabilities, including those relating to:

•	the consummation of the transactions contemplated by our various prior contribution agreements;

•	all tax liabilities attributable to the assets contributed to us in connection with our IPO and to the assets contributed to us in connection with the PA Mining Acquisition in September 2016;

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

Under the omnibus agreement, certain indemnification by CONSOL Energy will be limited to liabilities identified prior to the third anniversary of the closing of our IPO completed in July of 2015 or the PA Mining Acquisition completed in September 2016. Certain of our and CONSOL Energy’s indemnification obligations will be subject to a deductible of $1.0 million per claim. For purposes of calculating the deductible, a “claim” will include all liabilities that arise from a discrete act or event. There is no limit on the amount for which CONSOL Energy or we will indemnify under the omnibus agreement once the deductible is met.
Registration Rights Agreement. We entered into a registration rights agreement with Greenlight Capital relating to the common units issued to Greenlight Capital in the Concurrent Private Placement (the “registrable securities”). Pursuant to the registration rights agreement, we agreed to file up to three shelf registration statements for the resale of the registrable securities as soon as practicable following receipt of written notice from Greenlight Capital and no later than 30 days after such notice; provided, that we were not be required to file a shelf registration statement for 90 days after the closing of our IPO. As of December 31, 2019, we had not received such written notice from Greenlight Capital. In addition, we agreed to use commercially reasonable efforts to cause each shelf registration statement to be declared effective by the SEC as soon as practicable after its filing and no later than 90 days after its filing. The registration rights agreement also provided Greenlight Capital with rights that allow Greenlight Capital to include its registrable securities in certain registered offerings for our own account. The registration rights agreement contained representations, warranties, covenants and indemnities that are customary for private placements by public companies.
The total amount of such reimbursed expenses was approximately $11.5 million and $11.2 million for the years ended December 31, 2019 and 2018, respectively.

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

Parent of Smaller Reporting Company

We have no parent company, though CONSOL Energy may be considered to be our parent by virtue of (i) its 59.8% limited partner interest and (ii) its ownership of 100% of our general partner (which in turn owns a 1.7% general partner interest in us). We are managed and operated by the directors and officers of our general partner, who are each appointed by CONSOL Energy.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP served as the Partnership’s independent auditor for the year ended December 31, 2019. The following table presents fees billed for professional audit services rendered by E&Y in connection with its audits of the Partnership’s annual financial statements for the year ended December 31, 2019.

The fees billed to the Partnership by Ernst & Young LLP during 2019 were the following:

	2019 (E&Y Fees)	2018 (E&Y Fees)
Audit Fees	$580,070	$601,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$580,070	$601,000
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

All audit and permitted non-audit services must be pre-approved by the audit committee. In 2019, 100% of the professional fees reported as audit-related fees were pre-approved pursuant to the above policy.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statement of Partners’ Capital for the years ended December 31, 2019 and 2018
Consolidated Statement of Cash Flows for the years ended December 31, 2019 and 2018
Notes to the Consolidated Financial Statements
(2) Schedules:
None
(3) Index to Exhibits

Exhibits	Description	Method of Filing

3.1(a)	Amended and Restated Certificate of Limited Partnership of CNX Coal Resources LP (Originally Formed as CONSOL Resource Partners LP), dated June 3, 2015	Filed as Exhibit 3.1(c) to the Partnership’s Amendment to Registration Statement on Form S-1/A (#333-203165) filed on June 10, 2015

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Limited Partnership of CONSOL Coal Resources LP, dated November 28, 2017	Filed Exhibit 3.1 to Form 8-K (#001-37456) on December 4, 2017)

3.2	Third Amended and Restated Agreement of Limited Partnership of CONSOL Coal Resources LP, dated November 28, 2017	Filed Exhibit 3.2 to Form 8-K (#001-37456) on December 4, 2017

4.1	Registration Rights Agreement, dated as of July 7, 2015, by and among, CNX Coal Resources LP and the purchaser parties thereto	Filed as Exhibit 4.1 to Form 8-K (#001-37456) filed on July 13, 2015

4.2	Waiver of 20% Voting Limitation Agreement, dated as of July 7, 2015, by and among CNX Coal Resources GP LLC and the purchaser parties thereto	Filed as Exhibit 4.2 to Form 8-K (#001-37456) filed on July 13, 2015

4.3	Registration Rights Agreement, dated September 30, 2016, by and among CNX Coal Resources LP, CONSOL Energy Inc. and such other parties that may, from time to time, become party thereto	Filed as Exhibit 4.1 to Form 8-K (#001-37456) filed on October 4, 2016

4.4	Description of Common Units representing limited partner units	Filed herewith

10.1	Contribution, Conveyance and Assumption Agreement, dated July 7, 2015, by and among CNX Coal Resources LP, CNX Coal Resources GP LLC, CONSOL Energy Inc. and CNX Operating LLC	Filed as Exhibit 10.1 to Form 8-K (#001-37456) filed on July 13, 2015

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

10.23
Amendment No. 1, dated as of March 28, 2019, to Affiliated Company Credit Agreement, dated November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, National Association
Filed as Exhibit 10.1 to Form 8-K (#001-37456) filed on April 3, 2019

21.1	Subsidiaries of CONSOL Coal Resources LP	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-K for the annual period ended December 31, 2019, furnished in XBRL).	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

*	Compensatory plan or arrangement

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

Dated: February 14, 2020

CONSOL Coal Resources LP
By:	CONSOL Coal Resources GP LLC, its general partner
By:	/s/ JAMES A. BROCK
James A. Brock
Chief Executive Officer and Director (Principal Executive Officer)

By:	CONSOL Coal Resources GP LLC, its general partner
By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Interim Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 14, 2020 by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ JAMES A. BROCK
James A. Brock
Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Interim Chief Financial Officer (Principal Financial Officer)

By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ MICHAEL L. GREENWOOD
Michael L. Greenwood
Director

By:	/s/ DAN D. SANDMAN
Dan D. Sandman
Director

By:	/s/ JEFFREY L. WALLACE
Jeffrey L. Wallace
Director

By:	/s/ MARTHA A. WIEGAND
Martha A. Wiegand
Director

By:	/s/ KURT R. SALVATORI
Kurt R. Salvatori
Director

By:	/s/ DEBORAH J. LACKOVIC
Deborah J. Lackovic
Director