Form 10-Q
period 2020-03-31
CONSOL Coal Resources LP
filed 2020-05-11
CIK 1637558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
CONSOL Coal Resources LP had 27,690,251 common units and a 1.7% general partner interest outstanding at April 22, 2020.

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

PART I: FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except unit data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Coal Revenue	$63,863	$83,126
Freight Revenue	787	1,665
Other Income	2,718	1,316
Total Revenue and Other Income	67,368	86,107

Operating and Other Costs [1]	48,288	52,094
Depreciation, Depletion and Amortization	11,928	11,217
Freight Expense	787	1,665
Selling, General and Administrative Expenses [2]	4,046	4,560
Interest Expense, Net [3]	2,155	1,351
Total Costs	67,204	70,887
Net Income	$164	$15,220

Less: General Partner Interest in Net Income	3	257
Limited Partner Interest in Net Income	$161	$14,963

Net Income per Limited Partner Unit - Basic	$0.01	$0.54
Net Income per Limited Partner Unit - Diluted	$0.01	$0.54

Limited Partner Units Outstanding - Basic	27,665,008	27,589,172
Limited Partner Units Outstanding - Diluted	27,685,284	27,645,697

Cash Distributions Declared per Unit [4]	$—	$0.5125

1 Related Party of $853 and $763 for the three months ended March 31, 2020 and March 31, 2019, respectively.
2 Related Party of $2,793 and $3,056 for the three months ended March 31, 2020 and March 31, 2019, respectively.
3Related party of $1,996 and $1,351 three months ended March 31, 2020 and March 31, 2019, respectively.
4 Represents the cash distributions declared related to the period presented. See Note 15 - Subsequent Events.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net Income	$164	$15,220

Recognized Net Actuarial Loss (Gain)	39	(3)
Other Comprehensive Income (Loss)	39	(3)

Comprehensive Income	$203	$15,217

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$223	$543
Trade Receivables, net of allowance	28,145	32,769
Other Receivables	2,224	1,572
Inventories	13,786	12,653
Prepaid Expenses	4,371	5,746
Total Current Assets	48,749	53,283
Property, Plant and Equipment:
Property, Plant and Equipment	993,820	984,898
Less—Accumulated Depreciation, Depletion and Amortization	582,942	571,238
Total Property, Plant and Equipment—Net	410,878	413,660
Other Assets:
Right of Use Asset—Operating Leases	14,519	15,695
Other Assets	13,441	13,456
Total Other Assets	27,960	29,151
TOTAL ASSETS	$487,587	$496,094

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts Payable	$19,172	$22,805
Accounts Payable—Related Party	4,279	1,419
Current Portion of Long-Term Debt	8,912	5,252
Other Accrued Liabilities	39,584	39,455
Total Current Liabilities	71,947	68,931
Long-Term Debt:
Affiliated Company Credit Agreement—Related Party	180,600	180,925
Finance Lease Obligations	5,075	1,645
Total Long-Term Debt	185,675	182,570
Other Liabilities:
Pneumoconiosis Benefits	6,269	6,028
Workers’ Compensation	3,648	3,611
Asset Retirement Obligations	10,968	10,801
Operating Lease Liability	10,936	11,507
Other	823	785
Total Other Liabilities	32,644	32,732
TOTAL LIABILITIES	290,266	284,233
Partners’ Capital:
Common Units (27,690,251 Units Outstanding at March 31, 2020; 27,632,824 Units Outstanding at December 31, 2019)	175,032	189,367
General Partner Interest	11,671	11,915
Accumulated Other Comprehensive Income	10,618	10,579
Total Partners’ Capital	197,321	211,861
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$487,587	$496,094

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Dollars in thousands)

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2019	$189,367	$—	$11,915	$10,579	$211,861
(unaudited)
Net Income	161	—	3	—	164
Unitholder Distributions	(14,191)	—	(243)	—	(14,434)
Unit-Based Compensation	159	—	—	—	159
Units Withheld for Taxes	(217)	—	—	—	(217)
Adoption of ASU 2016-013	(247)	—	(4)	—	(251)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	39	39
Balance at March 31, 2020	$175,032	$—	$11,671	$10,618	$197,321

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$212,122	$(11,421)	$12,119	$11,920	$224,740
(unaudited)
Net Income	8,676	6,287	257	—	15,220
Unitholder Distributions	(8,211)	(5,951)	(243)	—	(14,405)
Unit-Based Compensation	397	—	—	—	397
Units Withheld for Taxes	(880)	—	—	—	(880)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(3)	(3)
Balance at March 31, 2019	$212,104	$(11,085)	$12,133	$11,917	$225,069

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$164	$15,220
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	11,928	11,217
Gain on Sale of Assets	—	(5)
Unit-Based Compensation	159	397
Changes in Operating Assets:
Trade and Other Receivables	3,721	(6,588)
Inventories	(1,133)	(1,579)
Prepaid Expenses	1,375	476
Changes in Other Assets	15	718
Changes in Operating Liabilities:
Accounts Payable	(3,343)	185
Accounts Payable—Related Party	2,860	2,171
Other Operating Liabilities	1,876	2,811
Changes in Other Liabilities	(845)	195
Net Cash Provided by Operating Activities	16,777	25,218
Cash Flows from Investing Activities:
Capital Expenditures	(5,173)	(8,093)
Net Cash Used in Investing Activities	(5,173)	(8,093)
Cash Flows from Financing Activities:
Proceeds from Finance Lease Obligations	4,073	—
Payments on Finance Lease Obligations	(1,021)	(938)
Net Payments on Related Party Long-Term Notes	(325)	(1,500)
Payments for Unitholder Distributions	(14,434)	(14,405)
Units Withheld for Taxes	(217)	(880)
Net Cash Used in Financing Activities	(11,924)	(17,723)
Net Decrease in Cash	(320)	(598)
Cash at Beginning of Period	543	1,003
Cash at End of Period	$223	$405

Non-Cash Investing and Financing Activities:
Finance Lease	$1,756	$—
Longwall Shield Rebuild	$2,282	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

For the three months ended March 31, 2020 and 2019, the unaudited Consolidated Financial Statements include the accounts of CONSOL Operating and CONSOL Thermal Holdings, wholly owned and controlled subsidiaries.

The Partnership is a master limited partnership formed on March 16, 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. As of March 31, 2020, the Partnership's assets are comprised of a 25% undivided interest in, and operational control over, the Pennsylvania Mining Complex. The Partnership's common units trade on the New York Stock Exchange under the ticker symbol “CCR.”

Recent Accounting Pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The Update also provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. Management has elected to apply this Update subsequent to March 12, 2020. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Partnership's financial statements.

In August 2018, the FASB issued ASU 2018-15 - Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in Update 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements of capitalizing implementation costs incurred to develop or obtain internal-use software. These changes will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance was adopted during the three months ended March 31, 2020 and did not have a material impact on the Partnership's financial statements.

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

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements on fair value measurements, including the consideration of costs and benefits. These changes will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance was adopted during the three months ended March 31, 2020 and did not have a material impact on the Partnership's financial statements.

NOTE 2—REVENUE:

The following table disaggregates our revenue from contracts with customers for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Coal Revenue	$63,863	$83,126
Freight Revenue	787	1,665
Total Revenue from Contracts with Customers	$64,650	$84,791

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

Coal Revenue

Revenues are generally recognized when title passes to the customers and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility and, on occasion, at terminal locations or other customer destinations. Our coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, wherein there is no additional value exchanged, in addition to a fixed base price per ton. The Partnership's coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed.

Some of our contracts span multiple years and have annual pricing modification provisions, based upon market-driven or inflationary adjustments, where no additional value is exchanged. Management believes that the invoice price is the most appropriate rate at which to recognize revenue.

While we do, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to our net income. As of and for the three months ended March 31, 2020 and March 31, 2019, we do not have any capitalized costs to obtain customer contracts on our balance sheet nor have we recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Partnership has not recognized any revenue in the current period from performance obligations satisfied (or partially satisfied) in previous periods.

Freight Revenue

Some of our coal contracts require that we sell our coal at locations other than our central preparation plant. The cost to transport our coal to the ultimate sales point is passed through to our customers and we recognize the freight revenue equal to the transportation cost when title of the coal passes to the customer.

Contract Balances

Contract assets are recorded separately from trade receivables in the Partnership's unaudited Consolidated Balance Sheets and are reclassified to trade receivables as title passes to the customer and the Partnership's right to consideration becomes unconditional. Payments for coal shipments are typically due within two to four weeks of the invoice date. The Partnership typically does not have material contract assets that are stated separately from trade receivables as the Partnership's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Partnership an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Partnership's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the good or service passes to the customer.

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

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units:

	Three Months Ended March 31,
	2020	2019
Net Income	$164	$15,220
Less: General Partner Interest in Net Income	3	257
Net Income Allocable to Limited Partner Units	$161	$14,963

Limited Partner Interest in Net Income - Common Units	$161	$8,676
Limited Partner Interest in Net Income - Subordinated Units	—	6,287
Limited Partner Interest in Net Income - Basic & Diluted	$161	$14,963

Weighted Average Limited Partner Units Outstanding - Basic	27,665,008	27,589,172

Weighted Average Limited Partner Units Outstanding - Diluted	27,685,284	27,645,697

Net Income Per Limited Partner Unit - Basic
Common Units	$0.01	$0.54
Subordinated Units	$—	$0.54
Net Income Per Limited Partner Unit - Basic	$0.01	$0.54

Net Income Per Limited Partner Unit - Diluted
Common Units	$0.01	$0.54
Subordinated Units	$—	$0.54
Net Income Per Limited Partner Unit - Diluted	$0.01	$0.54

There were no phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the three months ended March 31, 2020 and 2019.

NOTE 4—CREDIT LOSSES:

Effective January 1, 2020, the Partnership adopted ASU 2016-013, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade and other receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under previous accounting guidance. The Partnership recorded a cumulative-effect adjustment to decrease retained earnings in the amount of $251 for expected credit losses on financial assets at the adoption date.

The following table illustrates the impact of ASC 326.

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption

Trade Receivables	$763	$525	$238
Other Receivables	32	19	13
Allowance for Credit Losses on Receivables	$795	$544	$251

The Partnership is exposed to credit losses primarily through sales of products and services. The Partnership's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade and other accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on an aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Partnership's monitoring activities include timely account reconciliations, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions.

Balances are written off when determined to be uncollectible. The Partnership considered the current and expected future economic and market conditions surrounding the novel coronavirus (“COVID-19”) pandemic and determined that the estimate of credit losses was not significantly impacted.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes to the assessment of anticipated payment, changes in economic conditions, current industry trends in the markets the Partnership serves, and changes in the financial health of the Partnership's counterparties.

The following table provides a roll-forward of the allowance for credit losses by portfolio segment that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Trade Receivables	Other Receivables

Beginning Balance, January 1, 2020	$525	$19
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	238	13
Provision for expected credit losses	(161)	2
Ending Balance, March 31, 2020	$602	$34

NOTE 5—INVENTORIES:

	March 31, 2020	December 31, 2019
Coal	$1,155	$621
Supplies	12,631	12,032
Total Inventories	$13,786	$12,653

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
NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2020	December 31, 2019
Coal and Other Plant and Equipment	$673,652	$666,560
Coal Properties and Surface Lands	126,465	126,294
Airshafts	108,399	106,750
Mine Development	81,538	81,538
Advance Mining Royalties	3,766	3,756
Total Property, Plant and Equipment	993,820	984,898
Less: Accumulated Depreciation, Depletion and Amortization	582,942	571,238
Total Property, Plant and Equipment, Net	$410,878	$413,660

Coal reserves are controlled either through fee ownership or by lease. The duration of the leases varies; however, the lease terms generally are extended automatically to the exhaustion of economically recoverable coal reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.

As of March 31, 2020 and December 31, 2019, property, plant and equipment includes gross assets under finance lease of $18,272 and $12,596, respectively. Accumulated amortization for finance leases was $8,968 and $7,351 at March 31, 2020 and December 31, 2019, respectively. Amortization expense for assets under finance leases approximated $1,230 and $967 for the three months ended March 31, 2020 and March 31, 2019, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying unaudited Consolidated Statements of Operations.

NOTE 7—OTHER ACCRUED LIABILITIES:

	March 31, 2020	December 31, 2019
Subsidence Liability	$24,006	$22,661
Accrued Payroll and Benefits	3,242	4,460
Accrued Interest (Related Party)	2,674	2,541
Accrued Other Taxes	1,137	921
Other	1,337	1,383
Current Portion of Long-Term Liabilities:
Operating Lease Liability	4,442	4,753
Workers’ Compensation	1,430	1,423
Asset Retirement Obligations	954	954
Pneumoconiosis Benefits	207	201
Long-Term Disability	155	158
Total Other Accrued Liabilities	$39,584	$39,455

NOTE 8—LONG-TERM DEBT:

	March 31, 2020	December 31, 2019
Affiliated Company Credit Agreement (4.00% interest rate at March 31, 2020 and December 31, 2019)	$180,600	$180,925
Other Asset-Backed Financing Maturing in December 2020, 5.83% and 5.96% Weighted Average Interest Rate at March 31, 2020 and December 31, 2019, respectively	3,725	1,443
	184,325	182,368
Less: Amounts Due in One Year*	3,725	1,443
Long-Term Debt	$180,600	$180,925

* Excludes current portion of Finance Lease Obligations of $5,187 and at $3,809 at March 31, 2020 and December 31, 2019, respectively.

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

Interest on outstanding obligations under our Affiliated Company Credit Agreement accrues at a fixed rate ranging from 3.75% to 4.75%, depending on the total net leverage ratio. The unused portion of our Affiliated Company Credit Agreement is subject to a commitment fee of 0.50% per annum. The Partnership had available capacity under the Affiliated Company Credit Agreement of $94,400 and $94,075 as of March 31, 2020 and December 31, 2019, respectively.

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
For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At March 31, 2020, the Partnership was in compliance with its financial covenants with a first lien gross leverage ratio of 2.21 to 1.00 and a total net leverage ratio of 2.21 to 1.00.

Other Asset-Backed Financing

As of March 31, 2020 and December 31, 2019, the Partnership was a borrower under an asset-backed financing arrangement related to certain equipment. The equipment, which had an approximate value of $3,725 and $1,443, respectively, fully collateralizes the loan.
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

	CWP		Workers’ Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Service Cost	$254	$200	$386	$349
Interest Cost	45	49	32	41
Amortization of Actuarial Loss (Gain)	41	6	(9)	(12)
State Administrative Fees and Insurance Bond Premiums	—	—	48	51
Net Periodic Benefit Cost	$340	$255	$457	$429

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Affiliated Company Credit Agreement—Related Party	$180,600	$180,600	$180,925	$180,925

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

At March 31, 2020, the Partnership was contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $99,660. The instruments are comprised of $1,951 of letters of credit expiring within the next three years, $89,037 of environmental surety bonds expiring within the next three years, and $8,672 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

NOTE 12—RECEIVABLES FINANCING AGREEMENT

On November 30, 2017, (i) CONSOL Marine Terminals LLC, as an originator of receivables, (ii) CPCC, as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”). Concurrently, (i) CONSOL Thermal Holdings, as sub-originator, and (ii) CPCC, as buyer and as initial servicer of the receivables for itself and CONSOL Thermal

Holdings, entered into a Sub-Originator Agreement (the “Sub-Originator PSA”). In addition, on that date, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CPCC, as initial servicer, (iii) PNC, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). In March 2020, the Securitization was amended, among other things, to extend the scheduled termination date to March 27, 2023.

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

As of March 31, 2020 and December 31, 2019, respectively, the Partnership, through CONSOL Thermal Holdings, had sold $28,747 and $33,294 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
NOTE 13—RELATED PARTY:

Omnibus Agreement

The Partnership is a party to the Omnibus Agreement, dated September 30, 2016, as amended on November 28, 2017, with our sponsor and certain of its subsidiaries. Under the Omnibus Agreement, we are obligated to make certain payments to, and reimburse, CONSOL Energy for the provision of certain services in connection with our operations.

Charges for services from CONSOL Energy under the Omnibus Agreement include the following:

	Three Months Ended March 31,
	2020	2019
Operating and Other Costs	$853	$763
Selling, General and Administrative Expenses	2,793	3,056
Total Services from CONSOL Energy	$3,646	$3,819

At March 31, 2020 and December 31, 2019, the Partnership had a net payable to CONSOL Energy in the amount of $4,279 and $1,419, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

Affiliated Company Credit Agreement

As described in Note 8, the Partnership is also a party to the Affiliated Company Credit Agreement with CONSOL Energy.

For the three months ended March 31, 2020 and 2019, $2,114 and $1,796 of interest was incurred under the Affiliated Company Credit Agreement, respectively, of which $118 and $445 was capitalized and included in Property, Plant and Equipment in the unaudited Consolidated Balance Sheets, respectively. Interest is calculated based upon a fixed rate, determined quarterly, depending on the total net leverage ratio. For the three months ended March 31, 2020 and 2019, the average interest rate was 4.00% and 3.75%, respectively. See Note 8 - Long-Term Debt for more information.

Repurchase Program

In May 2019, CONSOL Energy's Board of Directors approved an expansion of the stock, unit and debt repurchase program. The program previously allowed CONSOL Energy to use up to $25 million of the program to purchase the Partnership's outstanding common units in the open market.  CONSOL Energy's Board of Directors approved changing the termination date of the program from June 30, 2019 to June 30, 2020. Also, in accordance with CONSOL Energy’s credit facility covenants, the total amount that can be used for repurchases of the Partnership's outstanding common units was raised to $50 million. No common units were purchased during the three months ended March 31, 2020 and 2019.

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

The general partner has granted equity-based phantom units that vest over a period of a recipient’s continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership recognized compensation expense of $159 and $397 for the three months ended March 31, 2020 and March 31, 2019, respectively, which is included in Selling, General and Administrative Expense in the unaudited Consolidated Statements of Operations. As of March 31, 2020, there is $259 of unearned compensation that will vest over a weighted average period of 0.87 years. The total fair value of phantom units vested during the three months ended March 31, 2020 and March 31, 2019 was $820 and $2,905, respectively. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2019	78,345	$18.62
Granted	33,705	$8.90
Vested	(78,173)	$18.62
Forfeited	(172)	$18.95
Nonvested at March 31, 2020	33,705	$8.90

NOTE 15—SUBSEQUENT EVENTS:

On April 23, 2020, the Board of Directors of our general partner made the decision to temporarily suspend the quarterly distribution to all of the Partnership's unitholders due to the ongoing uncertainty in the commodity markets driven by the COVID-19 pandemic-related demand decline.

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
COVID-19 Update

The Partnership is monitoring the impact of the COVID-19 pandemic and has taken and will continue to take steps to mitigate the potential risks and impact on the Partnership. The health and safety of our sponsor's employees is paramount. In response to two of our sponsor's employees testing positive for COVID-19, our sponsor temporarily curtailed production at the Bailey Mine for two weeks at the end of March. Our sponsor continues to monitor the health and safety of its employees closely in order to limit potential risks to its employees, contractors, family members, and the community.

We are considered a critical infrastructure company by the U.S. Department of Homeland Security. As a result, we are exempt from Pennsylvania Governor Tom Wolf's executive order closing all businesses that are not life sustaining. The coal demand decline that began in the first quarter is continuing into the second quarter of 2020, driven by the widespread lockdowns caused by COVID-19. In response to the decline in demand for our coal, our sponsor announced on April 14, 2020 that it temporarily idled production at the Enlow Fork mine. This decline in coal demand has negatively impacted our operational, sales, and financial performance year-to-date, and we expect that this negative impact will continue as the pandemic continues.

It is not clear how long the government-imposed shutdowns of nonessential business in the United States and abroad will last, and there is a possibility that such shutdowns may be reimposed after being lifted if COVID-19 experiences a resurgence. We expect that depressed domestic and international demand for our coal will continue for so long as there are widespread, government-imposed shutdowns of business activity. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of, and paying us for, our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we expect this matter to negatively impact our results of operations, cash flows and financial condition, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Partnership will continue to take the appropriate steps to mitigate the impacts of COVID-19 on the Partnership's operations, liquidity and financial condition.

Overview

We are a master limited partnership formed in 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. Our primary strategy for growing our business is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. At March 31, 2020, the Partnership’s assets include a 25% undivided interest in, and operational control over, CONSOL Energy’s Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu coal that is sold primarily to electric utilities in the eastern United States. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

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

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on an aggregate basis. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold includes items such as direct operating costs, royalty and production taxes, direct administration, and depreciation, depletion and amortization costs on production assets. Our costs exclude any indirect costs such as selling, general and administrative costs, freight expenses, interest expenses, depreciation, depletion and amortization costs on non-production assets and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold and cash cost of coal sold is total costs. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization cost on production assets.

The following table presents a reconciliation of cost of coal sold and cash cost of coal sold to total costs, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
Total Costs	$67,204	$70,887
Freight Expense	(787)	(1,665)
Selling, General and Administrative Expenses	(4,046)	(4,560)
Interest Expense, Net	(2,155)	(1,351)
Other Costs (Non-Production)	(440)	(2,264)
Depreciation, Depletion and Amortization (Non-Production)	(533)	(577)
Cost of Coal Sold	$59,243	$60,470
Depreciation, Depletion and Amortization (Production)	(11,395)	(10,640)
Cash Cost of Coal Sold	$47,848	$49,830

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

	Three Months Ended March 31,
	2020	2019
Total Coal Revenue	$63,863	$83,126
Operating and Other Costs	48,288	52,094
Less: Other Costs (Non-Production)	(440)	(2,264)
Cash Cost of Coal Sold	47,848	49,830
Add: Depreciation, Depletion and Amortization	11,928	11,217
Less: Depreciation, Depletion and Amortization (Non-Production)	(533)	(577)
Cost of Coal Sold	$59,243	$60,470
Total Tons Sold	1,480	1,683
Average Revenue per Ton Sold	$43.16	$49.38
Average Cash Cost of Coal Sold per Ton	32.41	29.71
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.63	6.21
Average Cost of Coal Sold per Ton	$40.04	$35.92
Average Margin per Ton Sold	3.12	13.46
Add: Total Depreciation, Depletion and Amortization Costs per Ton Sold	7.63	6.21
Average Cash Margin per Ton Sold	$10.75	$19.67

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

	Three Months Ended March 31,
	2020	2019
Net Income	$164	$15,220
Plus:
Interest Expense, Net	2,155	1,351
Depreciation, Depletion and Amortization	11,928	11,217
Unit-Based Compensation	159	397
Adjusted EBITDA	$14,406	$28,185
Less:
Cash Interest	2,046	1,875
Estimated Maintenance Capital Expenditures	8,872	8,981
Distributable Cash Flow	$3,488	$17,329

Net Cash Provided by Operating Activities	$16,777	$25,218
Plus:
Interest Expense, Net	2,155	1,351
Other, Including Working Capital	(4,526)	1,616
Adjusted EBITDA	$14,406	$28,185
Less:
Cash Interest	2,046	1,875
Estimated Maintenance Capital Expenditures	8,872	8,981
Distributable Cash Flow	$3,488	$17,329
Minimum Quarterly Distributions	$14,434	$14,405
Distribution Coverage Ratio	0.2	1.2

Results of Operations

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Total net income was $164 for the three months ended March 31, 2020 compared to $15,220 for the three months ended March 31, 2019. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	March 31,
	2020	2019	Variance
Revenue:
Coal Revenue	$63,863	$83,126	$(19,263)
Freight Revenue	787	1,665	(878)
Other Income	2,718	1,316	1,402
Total Revenue and Other Income	67,368	86,107	(18,739)
Cost of Coal Sold:
Operating Costs	47,848	49,830	(1,982)
Depreciation, Depletion and Amortization	11,395	10,640	755
Total Cost of Coal Sold	59,243	60,470	(1,227)
Other Costs:
Other Costs	440	2,264	(1,824)
Depreciation, Depletion and Amortization	533	577	(44)
Total Other Costs	973	2,841	(1,868)
Freight Expense	787	1,665	(878)
Selling, General and Administrative Expenses	4,046	4,560	(514)
Interest Expense, Net	2,155	1,351	804
Total Costs	67,204	70,887	(3,683)
Net Income	$164	$15,220	$(15,056)
Adjusted EBITDA	$14,406	$28,185	$(13,779)
Distributable Cash Flow	$3,488	$17,329	$(13,841)
Distribution Coverage Ratio	0.2	1.2	(1.0)

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest for the periods indicated:

	Three Months Ended March 31,
Mine	2020	2019	Variance
Bailey	701	737	(36)
Enlow Fork	594	707	(113)
Harvey	198	268	(70)
Total	1,493	1,712	(219)

Coal production was 1,493 tons for the three months ended March 31, 2020 compared to 1,712 tons for the three months ended March 31, 2019. Coal production decreased 219 tons mainly in response to weakened customer demand as a result of a warmer than normal winter, followed by a decline in global demand due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which have significantly reduced electricity consumption and, therefore, demand for the Partnership's coal.
Coal Operations

Coal revenue and cost components on a per unit basis for the three months ended March 31, 2020 and 2019 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended March 31,
	2020	2019	Variance
Total Tons Sold	1,480	1,683	(203)
Average Revenue per Ton Sold	$43.16	$49.38	$(6.22)

Average Cash Cost of Coal Sold per Ton (1)	$32.41	$29.71	$2.70
Depreciation, Depletion and Amortization per Ton Sold (Non-Cash Cost)	7.63	6.21	1.42
Average Cost of Coal Sold per Ton	$40.04	$35.92	$4.12
Average Margin per Ton Sold	$3.12	$13.46	$(10.34)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.63	6.21	1.42
Average Cash Margin per Ton Sold (1)	$10.75	$19.67	$(8.92)
(1) Average cash cost of coal sold per ton, average margin per ton sold and average cash margin per ton sold are each an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $63,863 for the three months ended March 31, 2020 compared to $83,126 for the three months ended March 31, 2019. Total tons sold decreased in the period-to-period comparison in response to weakened customer demand due to a warmer than normal winter followed by the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which have significantly reduced electricity consumption and, therefore, demand for the Partnership's coal. The decrease in customer demand resulted in lower pricing received on netback contracts and export sales.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $787 for the three months ended March 31, 2020 compared to $1,665 for the three months ended March 31, 2019. The $878 decrease was due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership relating to non-coal producing activities. Other income was $2,718 for the three months ended March 31, 2020 compared to $1,316 for the three months ended March 31, 2019. The $1,402 increase was primarily the result of additional customer contract buyouts in the three months ended March 31, 2020, offset, in part, by a decrease in sales of externally purchased coal to blend and resell. These contract buyouts involved the negotiation of early terminations of several customer contracts in exchange for payment of certain fees to us.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $59,243 for the three months ended March 31, 2020, or $1,227 lower than the $60,470 for the three months ended March 31, 2019. Average cost of coal sold per ton was $40.04 per ton for the three months ended March 31, 2020, compared to $35.92 per ton for the three months ended March 31, 2019. The decrease in the total cost of coal sold was primarily driven by a decrease in production-related expenses, as less coal was mined in response to weakened commodity markets. This was partially offset by an increase in subsidence expense, primarily due to the timing and nature of properties undermined. On a per unit basis, the decreased production and higher subsidence costs resulted in an overall increase in the average cost of coal sold per ton.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs decreased $1,868 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily attributable to a reduction in costs related to externally purchased coal to blend and resell.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses remained materially consistent in the period-to-period comparison.

Interest Expense

Interest expense, which primarily relates to obligations under our Affiliated Company Credit Agreement, remained materially consistent in the period-to-period comparison.

Adjusted EBITDA

Adjusted EBITDA was $14,406 for the three months ended March 31, 2020 compared to $28,185 for the three months ended March 31, 2019. The $13,779 decrease was primarily a result of a $8.92 decrease in the average cash margin per ton sold, coupled with 203 fewer tons sold during the first quarter of 2020, which equated to a $17,281 decrease to adjusted EBITDA. This was partially offset by an increase in non-production related income and lower non-production related costs, as discussed above.

Distributable Cash Flow

Distributable cash flow was $3,488 for the three months ended March 31, 2020 compared to $17,329 for the three months ended March 31, 2019. The $13,841 decrease was primarily attributable to a $13,779 decrease in Adjusted EBITDA, as discussed above.

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

The demand for coal experienced unprecedented decline starting at the end of the quarter ended March 31, 2020 and the coal demand decline is continuing into the second quarter of 2020 driven by the widespread government-imposed lockdowns caused by the COVID-19 pandemic, which has drastically reduced electricity usage, and therefore, demand for our coal. This decline in coal demand has negatively impacted our operational, sales and financial performance year-to-date and we expect that this negative impact will continue as the pandemic continues. It is not clear how long the government-imposed shutdowns of nonessential business in the United States and abroad will last, and there is a possibility that such shutdowns may be reimposed after being lifted if COVID-19 experiences a resurgence. We expect that depressed demand for our coal will continue for so long as there is a widespread, government-imposed shutdown of business activity. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we expect this matter to negatively impact our results of operations, cash flows and financial condition, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Partnership will continue to take the appropriate steps to mitigate the impact of COVID-19 on the Partnership’s operations, liquidity and financial condition. During the first quarter, the Partnership has withdrawn its previously announced operational and financial guidance for 2020, and we recently announced our temporary idling of the Enlow Fork Mine, due to the weakness in coal demand and economic slowdown related to the pandemic. Cost containment and capital expenditure reductions remains the focus as volume opportunities remain limited in the near term.

We believe our strong contracted position, consistent cost control measures and liquidity will allow us to fund our 2020 capital and operating expenses. We experienced some delays in collections of trade receivables in 2019. If these delays continue or increase, we may have less cash flow from operations. Collections showed some improvement during the first quarter of 2020. However, we will continue to monitor the creditworthiness of our customers.

We started a capital construction project on the coarse refuse disposal area in 2017, which is expected to continue through 2021. We have taken steps to reduce other capital expenditures and explore alternative sources of capital, including closing on the refinancing of a shield rebuild using a finance lease transaction, which generated cash proceeds of $4.1 million. The interest rate on this transaction is approximately 5.6%.

Uncertainty in the financial markets brings additional potential risks to the Partnership. These risks include declines in the Partnership's unit price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Partnership's collection of trade receivables. As a result, the Partnership regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.

Our Partnership Agreement requires that we distribute all of our available cash, if any, to our unitholders. In determining our available cash, in accordance with our Partnership Agreement, our general partner determines the amount of cash reserves needed to properly conduct our business in subsequent quarters. As a result, we expect to rely primarily upon financing under the Affiliated Company Credit Agreement and the issuance of debt and equity securities to fund our acquisitions and expansion capital expenditures, if any. Due to the ongoing uncertainty in the commodity markets, driven by the COVID-19 pandemic-related demand decline, on April 23, 2020, the Board of Directors of our general partner made the decision to temporarily suspend the quarterly distribution to all of our unitholders. While the Partnership did generate cash flow from operations during the three months ended March 31, 2020, the ongoing decline in Adjusted EBITDA has impaired our leverage ratio, and the cushion against the financial covenants contained in our credit facilities has been reduced. Accordingly, we will focus on deleveraging our balance sheet by conserving cash, boosting liquidity and reducing our outstanding debt. As we get better visibility on customer demand in the next quarter, the Board of Directors of our general partner will determine an appropriate level for cash distributions.

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

The Partnership is actively monitoring the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. We took several steps in the first quarter to buttress our liquidity. We expect that there will be a decrease in demand for our coal, which could affect our liquidity. Our Affiliated Company Credit Agreement and Securitization Facility (collectively, the “Credit Facilities”) contain certain financial covenants. Events resulting from the effects of COVID-19 may negatively impact our liquidity and, as a result, our ability to comply with these covenants, which could lead us to seek an amendment or waivers from our lenders, limit access to or require accelerated repayment of amounts borrowed under the Credit Facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, as a result of the effects of COVID-19 on capital markets at such time.

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

As of March 31, 2020, the Partnership had $180,600 of borrowings outstanding under the Affiliated Company Credit Agreement, leaving $94,400 of unused capacity. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at March 31, 2020 was accrued at a rate of 4.00%.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions (subject to certain limited exceptions); provided that we will be able to make cash distributions of available cash to partners so long as no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios. For example, the Partnership is obligated to maintain at the end of each fiscal quarter (a) maximum first lien gross leverage ratio of 2.75 to 1.00 and (b) a maximum total net leverage ratio of 3.25 to 1.00, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. At March 31, 2020, the Partnership was in compliance with its financial covenants with a first lien gross leverage ratio at 2.21 to 1.00 and a total net leverage ratio at 2.21 to 1.00.

Receivables Financing Agreement

On November 30, 2017, (i) CONSOL Marine Terminals LLC, as an originator of receivables, (ii) CPCC, as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”). Concurrently, (i) CONSOL Thermal

Holdings, as sub-originator, and (ii) CPCC, as buyer and as initial servicer of the receivables for itself and CONSOL Thermal Holdings, entered into a Sub-Originator Agreement (the “Sub-Originator PSA”). In addition, on that date, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CPCC, as initial servicer, (iii) PNC, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). In March 2020, the Securitization was amended, among other things, to extend the scheduled termination date to March 27, 2023.

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

As of March 31, 2020, the Partnership, through CONSOL Thermal Holdings, sold $28,747 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.
Cash Flows

	Three Months Ended March 31,
	2020	2019	Variance
Cash flows provided by operating activities	$16,777	$25,218	$(8,441)
Cash used in investing activities	$(5,173)	$(8,093)	$2,920
Cash used in financing activities	$(11,924)	$(17,723)	$5,799

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019:

Cash provided by operating activities decreased $8,441 in the period-to-period comparison, primarily due to a decrease in net income, partially offset by other working capital changes that occurred throughout both periods.

Cash used in investing activities decreased $2,920 in the period-to-period comparison. Capital expenditures decreased primarily due to a decrease in expenditures related to building and infrastructure, as well as a decrease in expenditures associated with the coarse refuse disposal area project. The table below represents the various items for which cash was used for investing purposes during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019	Variance
Building and Infrastructure	$2,827	$3,692	$(865)
Equipment Purchases and Rebuilds	1,326	1,761	(435)
Refuse Storage Area	821	1,670	(849)
Other	199	970	(771)
Total Capital Expenditures	$5,173	$8,093	$(2,920)

Cash flows used in financing activities decreased $5,799 in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to $4,073 of proceeds received in the three months ended March 31, 2020 related to a finance leasing arrangement and lower discretionary payments made under the Affiliated Company Credit Agreement. Net payments made under the Affiliated Company Credit Agreement decreased $1,175 in the period-to-period comparison.
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

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “continue,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	the effects the COVID-19 pandemic has on our business and results of operations and the global economy;

•	changes in coal prices or the costs of mining or transporting coal;

•	uncertainty in estimating economically recoverable coal reserves and replacement of reserves;

•	our ability to develop our existing coal reserves, acquire additional reserves and successfully execute our mining plans;

•	defects in title or loss of any leasehold interests with respect to our properties;

•	changes in general economic conditions, both domestically and globally;

•	competitive conditions within the coal industry;

•	changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers;

•	the availability and price of coal to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	our ability to successfully implement our business plan;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to coal mining;

•	major equipment failures and difficulties in obtaining equipment, parts and raw materials;

•	availability, reliability and costs of transporting coal;

•	adverse or abnormal geologic conditions, which may be unforeseen;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	operating in a single geographic area;

•	our reliance on a few major customers;

•	labor availability, relations and other workforce factors;

•	defaults by CONSOL Energy under our operating agreement, employee services agreement and Affiliated Company Credit Agreement;

•	restrictions in our Affiliated Company Credit Agreement that may adversely affect our business;

•	changes in our tax status;

•	delays in the receipt of, failure to receive or revocation of necessary governmental permits;

•	the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof;

•	the effect of new or expanded greenhouse gas regulations;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;

•	the impact of potential, as well as many adopted, regulations to address climate change, including any relating to greenhouse gas emissions on our operating costs as well as on the market for coal;

•	the effects of litigation;

•	adverse effect of cybersecurity threats;

•	failure to maintain effective internal controls over financial reporting;

•	recent action and the possibility of future action on trade by U.S. and foreign governments;

•	conflicts of interest that may cause our general partner or CONSOL Energy to favor their own interest to our detriment;

•	the requirement that we distribute all of our available cash; and

•	other factors discussed in our 2019 Annual Report on Form 10-K under “Risk Factors,” as updated by any subsequent Quarterly Reports on Forms 10-Q, which are on file at the SEC.
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Partnership’s general partner, including the Chief Executive Officer and the Interim Chief Financial Officer of the general partner, an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was conducted as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer of the Partnership’s general partner have concluded that the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, including the risk factor below, you should carefully consider the factors discussed in “Part I - Item 1A. Risk Factors” of our 2019 Form 10-K, as updated by any subsequent Form 10-Qs. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business, results of operations and financial condition may be adversely affected by the outbreak of the novel coronavirus (COVID-19)

The COVID-19 pandemic began to adversely impact our business and operations late in the first quarter of 2020 and is continuing to adversely affect our business, operations and liquidity. The effects of the continuing pandemic and related governmental response could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in demand for coal and overall global economic activity.

The demand for coal experienced unprecedented decline starting at the end of the quarter ended March 31, 2020 and the coal demand decline is continuing into the second quarter of 2020 driven by the widespread government-imposed lockdowns caused by the COVID-19 pandemic, which has drastically reduced electricity usage, and therefore, demand for our coal. This decline in coal demand has negatively impacted our operational, sales and financial performance year-to-date and we expect that this negative impact will continue as the pandemic continues. It is not clear how long the government-imposed shutdowns of nonessential business in the United States and abroad will last, and there is a possibility that such shutdowns may be reimposed after being lifted if COVID-19 experiences a resurgence. We expect that depressed demand for our coal will continue for so long as there is a widespread, government-imposed shutdown of business activity. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our result of operations and financial condition. In addition, COVID-19 is present in Pennsylvania. On March 30, 2020, our sponsor announced that it temporarily curtailed production at the Bailey Mine for a two week period and undertook a precautionary deep cleaning of the facilities at the Bailey Mine after two of its employees working at such facility tested positive for COVID-19. Our sponsor may be forced to temporarily curtail production in its mines again if some of its employees test positive for COVID-19 in the future. Such temporary curtailment could have a significant impact on our production of coal.

The continued spread of COVID-19 has caused increased volatility in the global capital markets. Such volatility increases the cost of and decreases access to capital. If the Partnership needs to access the capital markets to fund its operations, such capital could be prohibitively expensive, which could cause the Partnership to pursue alternative sources of funding for our operations and working capital. Finally, COVID-19 may cause some of our suppliers to fail to deliver the quantities of supplies we need or fail to deliver such supplies in a timely manner. The failure to receive any such critical supplies could inhibit our ability to operate our mines or otherwise run our business. Additionally, our ability to ship our coal domestically or abroad could be impaired by disruptions in our global transportation network resulting from the COVID-19 pandemic.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we expect this matter to negatively impact our results of operations, cash flows and financial condition, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Partnership will continue to take the appropriate steps to mitigate the impact of COVID-19 on the Partnership’s operations, liquidity and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2020, furnished in XBRL).	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2020

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