Form 10-Q
period 2020-06-30
CONSOL Coal Resources LP
filed 2020-08-10
CIK 1637558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

CONSOL Coal Resources LP had 27,690,251 common units and a 1.7% general partner interest outstanding at July 22, 2020.

Significant Relationships and Other Terms Referenced in this Quarterly Report

•

“CONSOL Coal Resources LP,” the “Partnership,” “we,” “our,” “us” and similar terms refer to CONSOL Coal Resources LP, a Delaware limited partnership, and its subsidiaries, with common units listed for trading on the New York Stock Exchange under the ticker “CCR”;

•

“Affiliated Company Credit Agreement” refers to an agreement entered into on November 28, 2017 among the Partnership and certain of its subsidiaries (collectively, the “Credit Parties”), CONSOL Energy, as lender and administrative agent, and PNC Bank, National Association, as collateral agent (“PNC”), as amended by Amendment No. 1 to Affiliated Company Credit Agreement, dated March 28, 2019 and Amendment No. 2 to Affiliated Company Credit Agreement, dated June 5, 2020. The Affiliated Company Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $275 million to be provided by CONSOL Energy, as lender;

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

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOL COAL RESOURCES LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except unit data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Coal Revenue	$25,507	$87,655	$89,370	$170,781
Freight Revenue	771	964	1,558	2,629
Other Income	7,549	1,028	10,267	2,344
Total Revenue and Other Income	33,827	89,647	101,195	175,754

Operating and Other Costs [1]	24,776	58,450	73,064	110,544
Depreciation, Depletion and Amortization	11,520	11,336	23,448	22,553
Freight Expense	771	964	1,558	2,629
Selling, General and Administrative Expenses [2]	2,360	2,953	6,406	7,513
Interest Expense, Net [3]	2,254	1,557	4,409	2,908
Total Costs	41,681	75,260	108,885	146,147
Net (Loss) Income	$(7,854)	$14,387	$(7,690)	$29,607

Less: General Partner Interest in Net (Loss) Income	(132)	242	(129)	499
Limited Partner Interest in Net (Loss) Income	$(7,722)	$14,145	$(7,561)	$29,108

Net (Loss) Income per Limited Partner Unit - Basic	$(0.28)	$0.51	$(0.27)	$1.05
Net (Loss) Income per Limited Partner Unit - Diluted	$(0.28)	$0.51	$(0.27)	$1.05

Limited Partner Units Outstanding - Basic	27,690,251	27,632,766	27,677,630	27,611,089
Limited Partner Units Outstanding - Diluted	27,690,251	27,653,823	27,677,630	27,649,547

Cash Distributions Declared per Unit [4]	$—	$0.5125	$—	$1.0250

1 Related Party of $856 and $767 for the three months ended and $1,709 and $1,530 for the six months ended June 30, 2020 and June 30, 2019, respectively.

2 Related Party of $1,864 and $1,974 for the three months ended and $4,657 and $5,030 for the six months ended June 30, 2020 and June 30, 2019, respectively.

3 Related Party of $2,065 and $1,557 for the three months ended and $4,061 and $2,908 for the six months ended June 30, 2020 and June 30, 2019, respectively.

4 Represents the cash distributions declared related to the period presented.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(7,854)	$14,387	$(7,690)	$29,607

Recognized Net Actuarial Gain (Loss)	38	(3)	77	(6)
Other Comprehensive Income (Loss)	38	(3)	77	(6)

Comprehensive (Loss) Income	$(7,816)	$14,384	$(7,613)	$29,601

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$102	$543
Trade Receivables, net	21,391	32,769
Other Receivables, net	747	1,572
Inventories	14,122	12,653
Prepaid Expenses	2,761	5,746
Total Current Assets	39,123	53,283
Property, Plant and Equipment:
Property, Plant and Equipment	1,001,044	984,898
Less—Accumulated Depreciation, Depletion and Amortization	594,233	571,238
Total Property, Plant and Equipment—Net	406,811	413,660
Other Assets:
Right of Use Asset—Operating Leases	13,335	15,695
Other Assets	13,246	13,456
Total Other Assets	26,581	29,151
TOTAL ASSETS	$472,515	$496,094

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts Payable	$13,292	$22,805
Accounts Payable—Related Party	4,731	1,419
Current Portion of Long-Term Debt	8,763	5,252
Other Accrued Liabilities	39,617	39,455
Total Current Liabilities	66,403	68,931
Long-Term Debt:
Affiliated Company Credit Agreement—Related Party	179,560	180,925
Finance Lease Obligations	5,666	1,645
Total Long-Term Debt	185,226	182,570
Other Liabilities:
Pneumoconiosis Benefits	6,508	6,028
Workers’ Compensation	3,811	3,611
Asset Retirement Obligations	11,030	10,801
Operating Lease Liability	9,102	11,507
Other	856	785
Total Other Liabilities	31,307	32,732
TOTAL LIABILITIES	282,936	284,233
Partners’ Capital:
Common Units (27,690,251 Units Outstanding at June 30, 2020; 27,632,824 Units Outstanding at December 31, 2019)	167,384	189,367
General Partner Interest	11,539	11,915
Accumulated Other Comprehensive Income	10,656	10,579
Total Partners’ Capital	189,579	211,861
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$472,515	$496,094

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Dollars in thousands)

	Limited Partners
	Common	Subordinated	General Partner	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2019	$189,367	$—	$11,915	$10,579	$211,861
(unaudited)
Net Income	161	—	3	—	164
Unitholder Distributions	(14,191)	—	(243)	—	(14,434)
Unit-Based Compensation	159	—	—	—	159
Units Withheld for Taxes	(217)	—	—	—	(217)
Adoption of ASU 2016-013	(247)	—	(4)	—	(251)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	39	39
Balance at March 31, 2020	$175,032	$—	$11,671	$10,618	$197,321
Net Loss	(7,722)	—	(132)	—	(7,854)
Unit-Based Compensation	74	—	—	—	74
Actuarially Determined Long-Term Liability Adjustments	—	—	—	38	38
Balance at June 30, 2020	$167,384	$—	$11,539	$10,656	$189,579

	Limited Partners
				Accumulated Other Comprehensive Income
	Common	Subordinated	General Partner	(Loss)	Total
Balance at December 31, 2018	$212,122	$(11,421)	$12,119	$11,920	$224,740
(unaudited)
Net Income	8,676	6,287	257	—	15,220
Unitholder Distributions	(8,211)	(5,951)	(243)	—	(14,405)
Unit-Based Compensation	397	—	—	—	397
Units Withheld for Taxes	(880)	—	—	—	(880)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(3)	(3)
Balance at March 31, 2019	$212,104	$(11,085)	$12,133	$11,917	$225,069
Net Income	8,201	5,944	242	—	14,387
Unitholder Distributions	(8,211)	(5,950)	(243)	—	(14,404)
Unit-Based Compensation	341	—	—	—	341
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(3)	(3)
Balance at June 30, 2019	$212,435	$(11,091)	$12,132	$11,914	$225,390

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (Loss) Income	$(7,690)	$29,607
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	23,448	22,553
Loss on Sale of Assets	—	5
Unit-Based Compensation	233	738
Changes in Operating Assets:
Trade and Other Receivables	11,952	(5,101)
Inventories	(1,469)	(527)
Prepaid Expenses	2,985	(441)
Changes in Other Assets	210	1,377
Changes in Operating Liabilities:
Accounts Payable	(8,879)	(1,160)
Accounts Payable—Related Party	3,312	(3,451)
Other Operating Liabilities	(1,521)	2,902
Changes in Other Liabilities	735	576
Net Cash Provided by Operating Activities	23,316	47,078
Cash Flows from Investing Activities:
Capital Expenditures	(9,239)	(18,046)
Proceeds from Sales of Assets	5	4
Net Cash Used in Investing Activities	(9,234)	(18,042)
Cash Flows from Financing Activities:
Proceeds from Finance Lease Obligations	4,073	—
Payments on Finance Lease Obligations	(2,580)	(1,890)
Net (Payments on) Proceeds From Related Party Long-Term Notes	(1,365)	2,000
Payments for Unitholder Distributions	(14,434)	(28,809)
Units Withheld for Taxes	(217)	(880)
Net Cash Used in Financing Activities	(14,523)	(29,579)
Net Decrease in Cash	(441)	(543)
Cash at Beginning of Period	543	1,003
Cash at End of Period	$102	$460

Non-Cash Investing and Financing Activities:
Finance Lease	$3,251	$—
Longwall Shield Rebuild	$2,788	$—

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

For the three and six months ended June 30, 2020 and 2019, the unaudited Consolidated Financial Statements include the accounts of CONSOL Operating and CONSOL Thermal Holdings, wholly owned and controlled subsidiaries.

The Partnership is a master limited partnership formed on March 16, 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. As of June 30, 2020, the Partnership's assets are comprised of a 25% undivided interest in, and operational control over, the Pennsylvania Mining Complex. The Partnership's common units trade on the New York Stock Exchange under the ticker symbol “CCR.”

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

In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These changes will be effective for fiscal years ending after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the presentation of the Partnership's financial statements.

NOTE 2—REVENUE:

The following table disaggregates our revenue from contracts with customers for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Coal Revenue	$25,507	$87,655	$89,370	$170,781
Freight Revenue	771	964	1,558	2,629
Total Revenue from Contracts with Customers	$26,278	$88,619	$90,928	$173,410

Coal Revenue

Coal revenue is generally recognized when title passes to the customer and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility and, on occasion, at terminal locations or other customer destinations. Our coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, wherein there is no additional value exchanged, in addition to a fixed base price per ton. The Partnership's coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed.  Our coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.

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

While we do, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to our net income. As of and for the three and six months ended June 30, 2020 and June 30, 2019, we do not have any capitalized costs to obtain customer contracts on our balance sheet nor have we recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Partnership has not recognized any coal revenue in the current period from performance obligations satisfied (or partially satisfied) in previous periods.

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

The following table illustrates the Partnership’s calculation of net (loss) income per unit for common and subordinated partner units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(7,854)	$14,387	$(7,690)	$29,607
Less: General Partner Interest in Net (Loss) Income	(132)	242	(129)	499
Net (Loss) Income Allocable to Limited Partner Units	$(7,722)	$14,145	$(7,561)	$29,108

Limited Partner Interest in Net (Loss) Income - Common Units	$(7,722)	$8,201	$(7,561)	$16,877
Limited Partner Interest in Net Income - Subordinated Units	—	5,944	—	12,231
Limited Partner Interest in Net (Loss) Income - Basic & Diluted	$(7,722)	$14,145	$(7,561)	$29,108

Weighted Average Limited Partner Units Outstanding - Basic	27,690,251	27,632,766	27,677,630	27,611,089

Weighted Average Limited Partner Units Outstanding - Diluted	27,690,251	27,653,823	27,677,630	27,649,547

Net (Loss) Income Per Limited Partner Unit - Basic
Common Units	$(0.28)	$0.51	$(0.27)	$1.05
Subordinated Units	$—	$0.51	$—	$1.05
Net (Loss) Income Per Limited Partner Unit - Basic	$(0.28)	$0.51	$(0.27)	$1.05

Net (Loss) Income Per Limited Partner Unit - Diluted
Common Units	$(0.28)	$0.51	$(0.27)	$1.05
Subordinated Units	$—	$0.51	$—	$1.05
Net (Loss) Income Per Limited Partner Unit - Diluted	$(0.28)	$0.51	$(0.27)	$1.05

There were 33,705 and 39,673 phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the three and six months ended June 30, 2020, respectively.  There were no phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the three and six months ended June 30, 2019.

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

	Trade Receivables	Other Receivables

Beginning Balance, January 1, 2020	$525	$19
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	238	13
Provision for expected credit losses	232	(24)
Ending Balance, June 30, 2020	$995	$8

NOTE 5—INVENTORIES:

	June 30,	December 31,
	2020	2019
Coal	$1,689	$621
Supplies	12,433	12,032
Total Inventories	$14,122	$12,653

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

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	June 30,	December 31,
	2020	2019
Coal and Other Plant and Equipment	$679,864	$666,560
Coal Properties and Surface Lands	126,511	126,294
Airshafts	109,354	106,750
Mine Development	81,538	81,538
Advance Mining Royalties	3,777	3,756
Total Property, Plant and Equipment	1,001,044	984,898
Less: Accumulated Depreciation, Depletion and Amortization	594,233	571,238
Total Property, Plant and Equipment, Net	$406,811	$413,660

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

As of June 30, 2020 and December 31, 2019, property, plant and equipment includes gross assets under finance lease of $19,794 and $12,596, respectively. Accumulated amortization for finance leases was $10,350 and $7,351 at  June 30, 2020 and December 31, 2019, respectively. Amortization expense for assets under finance leases approximated $1,376 and $966 for the three months ended and $2,606 and $1,933 for the six months ended June 30, 2020 and June 30, 2019, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying unaudited Consolidated Statements of Operations.

NOTE 7—OTHER ACCRUED LIABILITIES:

	June 30,	December 31,
	2020	2019
Subsidence Liability	$22,712	$22,661
Accrued Payroll and Benefits	3,735	4,460
Accrued Interest (Related Party)	2,840	2,541
Other	2,868	2,304
Current Portion of Long-Term Liabilities:
Operating Lease Liability	4,823	4,753
Workers’ Compensation	1,445	1,423
Asset Retirement Obligations	830	954
Pneumoconiosis Benefits	213	201
Long-Term Disability	151	158
Total Other Accrued Liabilities	$39,617	$39,455

NOTE 8—LONG-TERM DEBT:

	June 30,	December 31,
	2020	2019
Affiliated Company Credit Agreement (4.75% interest rate at June 30, 2020 and 4.00% interest rate at December 31, 2019)	$179,560	$180,925
Other Asset-Backed Financing Maturing in December 2020, 4.42% and 5.96% Weighted Average Interest Rate at June 30, 2020 and December 31, 2019, respectively	4,231	1,443
	183,791	182,368
Less: Amounts Due in One Year*	4,231	1,443
Long-Term Debt	$179,560	$180,925

* Excludes current portion of Finance Lease Obligations of $4,532 and at $3,809 at June 30, 2020 and December 31, 2019, respectively.

Affiliated Company Credit Agreement

On November 28, 2017, the Partnership and the other Credit Parties entered into the Affiliated Company Credit Agreement by and among the Credit Parties, CONSOL Energy, as lender and administrative agent, and PNC. On June 5, 2020, the Partnership amended the Affiliated Company Credit Agreement to provide eight quarters of financial covenant relaxation, effected a 50 basis points increase in the rate at which borrowings under the Affiliated Company Credit Agreement bear interest, and added additional conditions to be met for the covenants relating to general investments, investments in unrestricted subsidiaries, and distributions to equity holders of the Partnership. The Affiliated Company Credit Agreement has a maturity date of  December 28, 2024. The Affiliated Company Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $275,000 to be provided by CONSOL Energy, as lender. In connection with the Partnership’s entry into the Affiliated Company Credit Agreement, the Partnership made an initial draw of $200,583, the net proceeds of which were used to repay the amounts outstanding under the Partnership's prior credit facility. Additional drawings under the Affiliated Company Credit Agreement are available for general partnership purposes. The obligations under the Affiliated Company Credit Agreement are guaranteed by the Partnership’s subsidiaries and secured by substantially all of the assets of the Partnership and its subsidiaries pursuant to the security agreement and various mortgages.

Interest on outstanding obligations under our Affiliated Company Credit Agreement accrues at a fixed rate ranging from 4.25% to 5.25%, depending on the total net leverage ratio. The unused portion of our Affiliated Company Credit Agreement is subject to a commitment fee of 0.50% per annum. The Partnership had available capacity under the Affiliated Company Credit Agreement of $95,440 and $94,075 as of June 30, 2020 and December 31, 2019, respectively.

        The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions; provided that we will be able to make cash distributions of available cash to partners so long as the Partnership's first lien gross leverage ratio shall not be greater than 2.00 to 1.00, the fixed charge coverage ratio shall be not less than 1.00 to 1.00, and no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter.  The amendment revised the financial covenants in the Affiliated Company Credit Agreement, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 3.75 to 1.00 and the maximum total net leverage ratio shall be 4.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 3.50 to 1.00 and the maximum total net leverage ratio shall be 3.75 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 3.00 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 2.75 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00. At June 30, 2020, the Partnership was in compliance with its financial covenants with a first lien gross leverage ratio of 2.93 to 1.00 and a total net leverage ratio of 2.93 to 1.00. The Partnership is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. We took several steps in the first half of 2020 to reinforce our liquidity. From a coal shipment perspective, we seemed to have hit the bottom in May 2020. However, if the demand for our coal continues to decrease, this could adversely affect our liquidity in future quarters and, as a result, our ability to comply with these covenants over the next twelve months.

Other Asset-Backed Financing

As of June 30, 2020 and December 31, 2019, the Partnership was a borrower under an asset-backed financing arrangement related to certain equipment. The equipment, which had an approximate value of $4,231 and $1,443, respectively, fully collateralizes the loan.

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

	CWP				Workers’ Compensation
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service Cost	$254	$200	$508	$400	$385	$349	$771	$698
Interest Cost	45	48	90	97	32	41	64	82
Amortization of Actuarial Loss (Gain)	40	7	81	13	(8)	(12)	(17)	(24)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	44	45	92	96
Net Periodic Benefit Cost	$339	$255	$679	$510	$453	$423	$910	$852

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Affiliated Company Credit Agreement—Related Party	$179,560	$172,378	$180,925	$180,925

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

At June 30, 2020, the Partnership was contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $99,594. The instruments are comprised of $676 of letters of credit expiring within the next three years, $90,220 of environmental surety bonds expiring within the next three years, and $8,698 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

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

As of June 30, 2020 and December 31, 2019, respectively, the Partnership, through CONSOL Thermal Holdings, had sold $22,386 and $33,294 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.

NOTE 13—RELATED PARTY:

Omnibus Agreement

The Partnership is a party to the Omnibus Agreement, dated September 30, 2016, as amended on November 28, 2017, with our sponsor and certain of its subsidiaries. Under the Omnibus Agreement, we are obligated to make certain payments to, and reimburse, CONSOL Energy for the provision of certain services in connection with our operations.

Charges for services from CONSOL Energy under the Omnibus Agreement include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating and Other Costs	$856	$767	$1,709	$1,530
Selling, General and Administrative Expenses	1,864	1,974	4,657	5,030
Total Services from CONSOL Energy	$2,720	$2,741	$6,366	$6,560

At June 30, 2020 and December 31, 2019, the Partnership had a net payable to CONSOL Energy in the amount of $4,731 and $1,419, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

Affiliated Company Credit Agreement

As described in Note 8, the Partnership is also a party to the Affiliated Company Credit Agreement with CONSOL Energy.

For the three and six months ended June 30, 2020, $2,163 and $4,277 of interest was incurred under the Affiliated Company Credit Agreement, respectively, of which $98 and $216 was capitalized and included in Property, Plant and Equipment in the unaudited Consolidated Balance Sheets, respectively.  For the three and six months ended June 30, 2019, $1,971 and $3,766 of interest was incurred under the Affiliated Company Credit Agreement, respectively, of which $414 and $858 was capitalized and included in Property, Plant and Equipment in the unaudited Consolidated Balance Sheets, respectively. Interest is calculated based upon a fixed rate, determined quarterly, depending on the total net leverage ratio. For the three and six months ended June 30, 2020, the average interest rate was 4.27% and 4.14%, respectively, and for the three and six months ended June 30, 2019 the average interest rate was 3.75%. See Note 8 - Long-Term Debt for more information.

Repurchase Program

In May 2019, CONSOL Energy's Board of Directors approved an expansion of the stock, unit and debt repurchase program. The program previously allowed CONSOL Energy to use up to $25 million of the program to purchase the Partnership's outstanding common units in the open market.  CONSOL Energy's Board of Directors approved changing the termination date of the program from June 30, 2019 to June 30, 2020. Also, in accordance with CONSOL Energy’s credit facility covenants, the total amount that can be used for repurchases of the Partnership's outstanding common units was raised to $50 million. No common units were repurchased during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, 6,884 common units were repurchased at an average price of $17.35 per unit.

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

The general partner has granted equity-based phantom units that vest over a period of a recipient’s continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership recognized compensation expense of $74 and $341 for the three months ended and $233 and $738 for the six months ended  June 30, 2020 and June 30, 2019, respectively, which is included in Selling, General and Administrative Expense in the unaudited Consolidated Statements of Operations. As of  June 30, 2020, there is $185 of unearned compensation that will vest over a weighted average period of 0.62 years. There were no phantom units that vested during the three months ended June 30, 2020 and  June 30, 2019. The total fair value of phantom units vested during the six months ended June 30, 2020 and  June 30, 2019 was $820 and $2,905, respectively. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2019	78,345	$18.62
Granted	33,705	$8.90
Vested	(78,173)	$18.62
Forfeited	(172)	$18.95
Nonvested at June 30, 2020	33,705	$8.90

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

COVID-19 Update

The Partnership is monitoring the impact of the COVID-19 pandemic and has taken, and will continue to take, steps to mitigate the potential risks and impact on the Partnership. The health and safety of our sponsor's employees is paramount. In response to two of our sponsor's employees testing positive for COVID-19, our sponsor temporarily curtailed production at the Bailey Mine for two weeks at the end of March. Second quarter production at the Bailey Mine began on April 13th. Our sponsor continues to monitor the health and safety of its employees closely in order to limit potential risks to its employees, contractors, family members, and the community.

We are considered a critical infrastructure company by the U.S. Department of Homeland Security. As a result, we were exempt from Pennsylvania Governor Tom Wolf's executive order, issued in March 2020, closing all businesses that are not life sustaining. The coal demand decline that began in the first quarter continued through the second quarter and into the third quarter of 2020, driven by the widespread lockdowns caused by COVID-19. In response to the decline in demand for our coal, our sponsor announced on April 14, 2020 that it temporarily idled production at the Enlow Fork mine, and temporarily idled production at the Bailey mine on May 2, 2020. Limited production began again at the Bailey Mine on June 8, 2020. This decline in coal demand has negatively impacted our operational, sales, and financial performance year-to-date, and we expect that this negative impact will continue as the pandemic continues.

While some of the government-imposed shutdowns of nonessential business in the United States and abroad have been phased out, there is a possibility that such shutdowns may be reimposed if COVID-19 experiences a resurgence. We expect that depressed domestic and international demand for our coal will continue for so long as there are widespread, government-imposed shutdowns of business activity. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of, and paying us for, our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. We expect this matter to negatively impact our results of operations, cash flows and financial condition. Due to the current level of uncertainty over the economic and operational impacts of COVID-19, the Partnership withdrew its previously announced operational and financial guidance for 2020 in the first quarter. The Partnership will continue to take the appropriate steps to mitigate the impacts of COVID-19 on the Partnership's operations, liquidity and financial condition.

Overview

We are a master limited partnership formed in 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. Our primary strategy for growing our business is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. At June 30, 2020, the Partnership’s assets include a 25% undivided interest in, and operational control over, CONSOL Energy’s Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu coal that is sold primarily to electric utilities in the eastern United States. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Costs	$41,681	$75,260	$108,885	$146,147
Freight Expense	(771)	(964)	(1,558)	(2,629)
Selling, General and Administrative Expenses	(2,360)	(2,953)	(6,406)	(7,513)
Interest Expense, Net	(2,254)	(1,557)	(4,409)	(2,908)
Other Costs (Non-Production)	(9,881)	(907)	(10,321)	(3,171)
Depreciation, Depletion and Amortization (Non-Production)	(4,112)	(509)	(4,645)	(1,086)
Cost of Coal Sold	$22,303	$68,370	$81,546	$128,840
Depreciation, Depletion and Amortization (Production)	(7,408)	(10,827)	(18,803)	(21,467)
Cash Cost of Coal Sold	$14,895	$57,543	$62,743	$107,373

We define average cash margin per ton sold as average coal revenue per ton sold, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation of average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Coal Revenue	$25,507	$87,655	$89,370	$170,781
Operating and Other Costs	24,776	58,450	73,064	110,544
Less: Other Costs (Non-Production)	(9,881)	(907)	(10,321)	(3,171)
Cash Cost of Coal Sold	14,895	57,543	62,743	107,373
Add: Depreciation, Depletion and Amortization	11,520	11,336	23,448	22,553
Less: Depreciation, Depletion and Amortization (Non-Production)	(4,112)	(509)	(4,645)	(1,086)
Cost of Coal Sold	$22,303	$68,370	$81,546	$128,840
Total Tons Sold	582	1,844	2,062	3,527
Average Revenue per Ton Sold	$43.82	$47.53	$43.34	$48.41
Average Cash Cost of Coal Sold per Ton	25.90	31.07	30.55	30.42
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	12.42	6.00	9.00	6.10
Average Cost of Coal Sold per Ton	$38.32	$37.07	$39.55	$36.52
Average Margin per Ton Sold	5.50	10.46	3.79	11.89
Add: Total Depreciation, Depletion and Amortization Costs per Ton Sold	12.42	6.00	9.00	6.10
Average Cash Margin per Ton Sold	$17.92	$16.46	$12.79	$17.99

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(7,854)	$14,387	$(7,690)	$29,607
Plus:
Interest Expense, Net	2,254	1,557	4,409	2,908
Depreciation, Depletion and Amortization	11,520	11,336	23,448	22,553
Unit-Based Compensation	74	341	233	738
Adjusted EBITDA	$5,994	$27,621	$20,400	$55,806
Less:
Cash Interest	2,237	1,815	4,324	3,690
Estimated Maintenance Capital Expenditures	8,423	9,028	17,295	18,009
Distributable Cash Flow	$(4,666)	$16,778	$(1,219)	$34,107

Net Cash Provided by Operating Activities	$6,539	$21,860	$23,316	$47,078
Plus:
Interest Expense, Net	2,254	1,557	4,409	2,908
Other, Including Working Capital	(2,799)	4,204	(7,325)	5,820
Adjusted EBITDA	$5,994	$27,621	$20,400	$55,806
Less:
Cash Interest	2,237	1,815	4,324	3,690
Estimated Maintenance Capital Expenditures	8,423	9,028	17,295	18,009
Distributable Cash Flow	$(4,666)	$16,778	$(1,219)	$34,107

Results of Operations

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Total net (loss) income was ($7,854) for the three months ended June 30, 2020 compared to $14,387 for the three months ended June 30, 2019. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	June 30,
	2020	2019	Variance
Revenue:
Coal Revenue	$25,507	$87,655	$(62,148)
Freight Revenue	771	964	(193)
Other Income	7,549	1,028	6,521
Total Revenue and Other Income	33,827	89,647	(55,820)
Cost of Coal Sold:
Operating Costs	14,895	57,543	(42,648)
Depreciation, Depletion and Amortization	7,408	10,827	(3,419)
Total Cost of Coal Sold	22,303	68,370	(46,067)
Other Costs:
Other Costs	9,881	907	8,974
Depreciation, Depletion and Amortization	4,112	509	3,603
Total Other Costs	13,993	1,416	12,577
Freight Expense	771	964	(193)
Selling, General and Administrative Expenses	2,360	2,953	(593)
Interest Expense, Net	2,254	1,557	697
Total Costs	41,681	75,260	(33,579)
Net (Loss) Income	$(7,854)	$14,387	$(22,241)
Adjusted EBITDA	$5,994	$27,621	$(21,627)
Distributable Cash Flow	$(4,666)	$16,778	$(21,444)

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest for the periods indicated:

	Three Months Ended June 30,
Mine	2020	2019	Variance
Bailey	251	807	(556)
Enlow Fork	61	615	(554)
Harvey	284	384	(100)
Total	596	1,806	(1,210)

Coal production was 596 tons for the three months ended June 30, 2020 compared to 1,806 tons for the three months ended June 30, 2019. Coal production decreased 1,210 tons primarily due to the temporary idling of longwalls at the Bailey and Enlow Fork mines in response to the decline in global demand due to the COVID-19 pandemic. The widespread government-imposed shutdowns in various parts of the world significantly reduced electricity consumption and, therefore, demand for the Partnership's coal.

Coal Operations

Coal revenue and cost components on a per-unit basis for the three months ended June 30, 2020 and 2019 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended June 30,
	2020	2019	Variance
Total Tons Sold	582	1,844	(1,262)
Average Revenue per Ton Sold	$43.82	$47.53	$(3.71)

Average Cash Cost of Coal Sold per Ton (1)	$25.90	$31.07	$(5.17)
Depreciation, Depletion and Amortization per Ton Sold (Non-Cash Cost)	12.42	6.00	6.42
Average Cost of Coal Sold per Ton	$38.32	$37.07	$1.25
Average Margin per Ton Sold	$5.50	$10.46	$(4.96)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	12.42	6.00	6.42
Average Cash Margin per Ton Sold (1)	$17.92	$16.46	$1.46

(1) Average cash cost of coal sold per ton, average margin per ton sold and average cash margin per ton sold are each an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $25,507 for the three months ended June 30, 2020 compared to $87,655 for the three months ended June 30, 2019. Total tons sold decreased in the period-to-period comparison in response to weakened customer demand due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which have significantly reduced electricity consumption and, therefore, demand for the Partnership's coal. The decrease in customer demand resulted in lower pricing received on our sales contracts.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $771 for the three months ended June 30, 2020 compared to $964 for the three months ended June 30, 2019. The $193 decrease was due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership relating to non-coal producing activities. Other income was $7,549 for the three months ended June 30, 2020 compared to $1,028 for the three months ended June 30, 2019. The $6,521 increase was primarily the result of additional customer contract buyouts in the three months ended June 30, 2020, offset, in part, by a decrease in sales of externally purchased coal to blend and resell. These partial contract buyouts involved negotiations to reduce the coal quantities several customers were previously committed to purchase under the contracts in exchange for payment of certain fees to us, and do not impact forward contract terms.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $22,303 for the three months ended June 30, 2020, or $46,067 lower than the $68,370 for the three months ended June 30, 2019. Average cost of coal sold per ton was $38.32 per ton for the three months ended June 30, 2020, compared to $37.07 per ton for the three months ended June 30, 2019. The decrease in the total cost of coal sold was primarily driven by decreased production activity during the three months ended June 30, 2020, in response to weakened commodity markets. On a per-unit basis, the decreased production resulted in an overall increase in the average cost of coal sold per ton.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $12,577 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily attributable to $11,532 in costs related to the temporary idling of the Bailey and Enlow Fork mines due to the impact of COVID-19 on demand for the Partnership's coal.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses remained materially consistent in the period-to-period comparison.

Interest Expense

Interest expense, which primarily relates to obligations under our Affiliated Company Credit Agreement, remained materially consistent in the period-to-period comparison.

Adjusted EBITDA

Adjusted EBITDA was $5,994 for the three months ended June 30, 2020 compared to $27,621 for the three months ended June 30, 2019. The $21,627 decrease was primarily a result of a $19,500 decrease in the cash margin and an increase in non-production related costs, partially offset by higher non-production related income, as discussed above.

Distributable Cash Flow

Distributable cash flow was ($4,666) for the three months ended June 30, 2020 compared to $16,778 for the three months ended June 30, 2019. The $21,444 decrease was primarily attributable to a $21,627 decrease in Adjusted EBITDA, as discussed above.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Total net (loss) income was $(7,690) for the six months ended June 30, 2020 compared to $29,607 for the six months ended June 30, 2019. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Six Months Ended
	June 30,
	2020	2019	Variance
Revenue:
Coal Revenue	$89,370	$170,781	$(81,411)
Freight Revenue	1,558	2,629	(1,071)
Other Income	10,267	2,344	7,923
Total Revenue and Other Income	101,195	175,754	(74,559)
Cost of Coal Sold:
Operating Costs	62,743	107,373	(44,630)
Depreciation, Depletion and Amortization	18,803	21,467	(2,664)
Total Cost of Coal Sold	81,546	128,840	(47,294)
Other Costs:
Other Costs	10,321	3,171	7,150
Depreciation, Depletion and Amortization	4,645	1,086	3,559
Total Other Costs	14,966	4,257	10,709
Freight Expense	1,558	2,629	(1,071)
Selling, General and Administrative Expenses	6,406	7,513	(1,107)
Interest Expense, Net	4,409	2,908	1,501
Total Costs	108,885	146,147	(37,262)
Net (Loss) Income	$(7,690)	$29,607	$(37,297)
Adjusted EBITDA	$20,400	$55,806	$(35,406)
Distributable Cash Flow	$(1,219)	$34,107	$(35,326)

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest for the periods indicated:

	Six Months Ended June 30,
Mine	2020	2019	Variance
Bailey	953	1,543	(590)
Enlow Fork	654	1,323	(669)
Harvey	483	652	(169)
Total	2,090	3,518	(1,428)

Coal production was 2,090 tons for the six months ended June 30, 2020 compared to 3,518 tons for the six months ended June 30, 2019. Coal production decreased 1,428 tons primarily due to the temporary idling of longwalls at the Bailey and Enlow Fork mines. This was mainly in response to weakened customer demand as a result of a warmer-than-normal winter, followed by a decline in global demand due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which have significantly reduced electricity consumption and, therefore, demand for the Partnership's coal.

Coal Operations

Coal revenue and cost components on a per-unit basis for the six months ended June 30, 2020 and 2019 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Six Months Ended June 30,
	2020	2019	Variance
Total Tons Sold	2,062	3,527	(1,465)
Average Revenue per Ton Sold	$43.34	$48.41	$(5.07)

Average Cash Cost of Coal Sold per Ton (1)	$30.55	$30.42	$0.13
Depreciation, Depletion and Amortization per Ton Sold (Non-Cash Cost)	9.00	6.10	2.90
Average Cost of Coal Sold per Ton	$39.55	$36.52	$3.03
Average Margin per Ton Sold	$3.79	$11.89	$(8.10)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	9.00	6.10	2.90
Average Cash Margin per Ton Sold (1)	$12.79	$17.99	$(5.20)

(1) Average cash cost of coal sold per ton, average margin per ton sold and average cash margin per ton sold are each an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $89,370 for the six months ended June 30, 2020 compared to $170,781 for the six months ended June 30, 2019. Total tons sold decreased in the period-to-period comparison in response to weakened customer demand due to a warmer-than-normal winter followed by the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which have significantly reduced electricity consumption and, therefore, demand for the Partnership's coal. The decrease in customer demand resulted in lower pricing received on our sales contracts.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $1,558 for the six months ended June 30, 2020 compared to $2,629 for the six months ended June 30, 2019. The $1,071 decrease was due to decreased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership relating to non-coal producing activities. Other income was $10,267 for the six months ended June 30, 2020 compared to $2,344 for the six months ended June 30, 2019. The $7,923 increase was primarily the result of additional customer contract buyouts in the six months ended June 30, 2020, offset, in part, by a decrease in sales of externally purchased coal to blend and resell. These partial contract buyouts involved negotiations to reduce the coal quantities several customers were previously committed to purchase under the contracts in exchange for payment of certain fees to us, and do not impact forward contract terms.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $81,546 for the six months ended June 30, 2020, or $47,294 lower than the $128,840 for the six months ended June 30, 2019. Average cost of coal sold per ton was $39.55 per ton for the six months ended June 30, 2020, compared to $36.52 per ton for the six months ended June 30, 2019. The decrease in the total cost of coal sold was primarily driven by decreased production activity during the six months ended June 30, 2020 in response to weakened commodity markets. On a per-unit basis, the decreased production resulted in an overall increase in the average cost of coal sold per ton.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $10,709 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily attributable to $11,532 in costs related to the temporary idling of the Bailey and Enlow Fork mines due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which have significantly reduced electricity consumption and power prices and, therefore, demand for the Partnership's coal.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses decreased $1,107 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to several initiatives launched by management to reduce costs, including compensation reductions, curtailment of discretionary expenses, and headcount management.

Interest Expense

Interest expense, which primarily relates to obligations under our Affiliated Company Credit Agreement increased $1,501 primarily due to less interest capitalized in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Adjusted EBITDA

Adjusted EBITDA was $20,400 for the six months ended June 30, 2020 compared to $55,806 for the six months ended June 30, 2019. The $35,406 decrease was primarily a result of a $36,781 decrease in the cash margin and an increase in non-production related costs, partially offset by higher non-production related income, as discussed above.

Distributable Cash Flow

Distributable cash flow was $(1,219) for the six months ended June 30, 2020 compared to $34,107 for the six months ended June 30, 2019. The $35,326 decrease was primarily attributable to a $35,406 decrease in Adjusted EBITDA, as discussed above.

Capital Resources and Liquidity

Liquidity and Financing Arrangements

Our ongoing potential sources of liquidity include cash generated from operations, borrowings under our Affiliated Company Credit Agreement, and, if necessary, the ability to issue additional equity or debt securities (either directly or indirectly). We believe that cash generated from these sources should be sufficient to meet our short-term working capital requirements and our long-term capital expenditure requirements.

The demand for coal experienced unprecedented decline towards the end of the first quarter of 2020, and continued through the second quarter and into the third quarter of 2020, driven by the widespread government-imposed lockdowns caused by the COVID-19 pandemic, which has drastically reduced electricity usage, and therefore, demand for our coal. This decline in coal demand has negatively impacted our operational, sales and financial performance year-to-date and we expect that this negative impact will continue as the pandemic continues.

While some of the government-imposed shutdowns of nonessential business in the United States and abroad have been phased out, there is a possibility that such shutdowns may be reimposed if COVID-19 experiences a resurgence. We expect that depressed demand for our coal will continue for so long as there is a widespread, government-imposed shutdown of business activity. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. We expect this matter to negatively impact our results of operations, cash flows and financial condition. Due to the current level of uncertainty over the economic and operational impacts of COVID-19, the Partnership will continue to take the appropriate steps to mitigate the impact of COVID-19 on the Partnership’s operations, liquidity and financial condition.

During the first quarter, the Partnership withdrew its previously announced operational and financial guidance for 2020. On April 14, 2020 we announced our temporary idling of the Enlow Fork Mine due to the weakness in coal demand and economic slowdown related to the pandemic. The temporary idling of the Bailey Mine was announced on May 2, 2020, and limited production began again at the Bailey Mine on June 8, 2020. Cost containment and capital expenditure reductions remains the focus as volume opportunities remain limited in the near term.

We believe that the recent credit amendment to our affiliate loan facility with CONSOL Energy, as discussed below, allows us to maintain access to our primary source of liquidity.  From an operational standpoint, our contracted position has partially insulated us from the ongoing volatility in the spot market and management has embarked on several cost control measures to partially offset the decline in revenue. We experienced some delays in collections of trade receivables in 2019. The COVID-related decline in demand has impacted some of our customers, resulting in continued delays in collections. We expect that this trend will improve as global demand for coal improves over the coming months. However, if these delays continue or increase, we may have less cash flow from operations.

We started a capital construction project on the coarse refuse disposal area in 2017, which is expected to continue through 2021. We have taken steps to reduce other capital expenditures and explore alternative sources of capital, including closing on the refinancing of a shield rebuild using a finance lease transaction in the first quarter of 2020, which generated cash proceeds of $4.1 million.

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

Our Partnership Agreement requires that we distribute all of our available cash, if any, to our unitholders. In determining our available cash, in accordance with our Partnership Agreement, our general partner determines the amount of cash reserves needed to properly conduct our business in subsequent quarters. As a result, we expect to rely primarily upon financing under the Affiliated Company Credit Agreement and the issuance of debt and equity securities to fund our acquisitions and expansion capital expenditures, if any. Due to the ongoing uncertainty in the commodity markets, driven by the COVID-19 pandemic-related demand decline, on April 23, 2020, the Board of Directors of our general partner made the decision to temporarily suspend the quarterly distribution to all of our unitholders and on July 29, 2020, the Board of Directors decided to uphold this suspension. While the Partnership did generate cash flow from operations during the six months ended June 30, 2020, the ongoing decline in Adjusted EBITDA has impaired our leverage ratio, and the cushion against the financial covenants contained in our credit facilities has been reduced. Accordingly, we will focus on deleveraging our balance sheet by conserving cash, boosting liquidity and reducing our outstanding debt.

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

The Partnership is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. As disclosed previously and above, we took several steps during the first half of 2020 to reinforce our liquidity.  From a shipment perspective, the decrease in demand for our coal as a result of the COVID-19 pandemic hit its lowest point to date in May and has since shown some modest improvement. However, continued reduced demand for our coal could materially and adversely affect our liquidity in future quarters. Our Affiliated Company Credit Agreement and Securitization Facility (collectively, the “Credit Facilities”) contain certain financial covenants. Although the June 2020 amendment loosens these covenants, events resulting from the effects of COVID-19 may nevertheless negatively impact our liquidity and, as a result, our ability to comply with these covenants, which could lead us to seek an additional amendment or waivers from our lenders, limit access to or require accelerated repayment of amounts borrowed under the Credit Facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, as a result of the effects of COVID-19 on capital markets at such time.

Affiliated Company Credit Agreement

On November 28, 2017, the Partnership and the other Credit Parties entered into the Affiliated Company Credit Agreement by and among the Credit Parties, CONSOL Energy, as lender and administrative agent, and PNC, as collateral agent. On June 5, 2020, the Partnership amended the Affiliated Company Credit Agreement to provide eight quarters of financial covenant relaxation, effected a 50 basis points increase in the rate at which borrowings under the Affiliated Company Credit Agreement bear interest, and added additional conditions to be met for the covenants relating to general investments, investments in unrestricted subsidiaries, and distributions to equity holders of the Partnership. The Affiliated Company Credit Agreement has a maturity date of December 28, 2024. The Affiliated Company Credit Agreement provides for a revolving credit facility in an aggregate principal amount of up to $275,000 to be provided by CONSOL Energy, as lender. In connection with the Partnership’s entry into the Affiliated Company Credit Agreement, the Partnership made an initial draw of $200,583, the net proceeds of which were used to repay the amounts outstanding under the Partnership's prior credit facility. Additional drawings under the Affiliated Company Credit Agreement are available for general partnership purposes. The obligations under the Affiliated Company Credit Agreement are guaranteed by the Partnership’s subsidiaries and secured by substantially all of the assets of the Partnership and its subsidiaries pursuant to the security agreement and various mortgages.

Interest on outstanding obligations under our Affiliated Company Credit Agreement accrues at a fixed rate ranging from 4.25% to 5.25%, depending on the total net leverage ratio. The unused portion of our Affiliated Company Credit Agreement is subject to a commitment fee of 0.50% per annum.

As of June 30, 2020, the Partnership had $179,560 of borrowings outstanding under the Affiliated Company Credit Agreement, leaving $95,440 of unused capacity. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at June 30, 2020 was accrued at a rate of 4.75%.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions; provided that we will be able to make cash distributions of available cash to partners so long as the Partnership's first lien gross leverage ratio shall not be greater than 2.00 to 1.00, the fixed charge coverage ratio shall be not less than 1.00 to 1.00, and no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter.  The amendment revised the financial covenants in the Affiliated Company Credit Agreement, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 3.75 to 1.00 and the maximum total net leverage ratio shall be 4.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 3.50 to 1.00 and the maximum total net leverage ratio shall be 3.75 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 3.00 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 2.75 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00. At June 30, 2020, the Partnership was in compliance with its financial covenants with a first lien gross leverage ratio at 2.93 to 1.00 and a total net leverage ratio at 2.93 to 1.00.

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

As of June 30, 2020, the Partnership, through CONSOL Thermal Holdings, sold $22,386 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.

Cash Flows

	Six Months Ended June 30,
	2020	2019	Variance
Cash flows provided by operating activities	$23,316	$47,078	$(23,762)
Cash used in investing activities	$(9,234)	$(18,042)	$8,808
Cash used in financing activities	$(14,523)	$(29,579)	$15,056

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019:

Cash provided by operating activities decreased $23,762 in the period-to-period comparison, primarily due to a decrease in net income, partially offset by other working capital changes that occurred throughout both periods.

Cash used in investing activities decreased $8,808 in the period-to-period comparison. Capital expenditures decreased primarily as a result of cost control measures put into place in response to the COVID-19 pandemic and the overall decline in coal markets.

	Six Months Ended June 30,
	2020	2019	Variance
Building and Infrastructure	$4,785	$7,959	$(3,174)
Equipment Purchases and Rebuilds	2,401	5,152	(2,751)
Refuse Storage Area	1,736	3,317	(1,581)
Other	317	1,618	(1,301)
Total Capital Expenditures	$9,239	$18,046	$(8,807)

Cash flows used in financing activities decreased $15,056 in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to the temporary suspension of the quarterly distribution payment to all unitholders, as discussed above, which resulted in a $14,375 decrease to cash used in financing activities.  In addition, the decrease was due to $4,073 of proceeds received in the six months ended June 30, 2020 related to a finance leasing arrangement, partially offset by higher discretionary payments made under the Affiliated Company Credit Agreement. Net payments made under the Affiliated Company Credit Agreement increased $3,365 in the period-to-period comparison.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

10.1	Amendment No. 2, dated as of June 5, 2020, to Affiliated Company Credit Agreement, dated November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, National Association.	Filed as Exhibit 10.1 to Form 8-K (#001-37456) filed on June 11, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2020, furnished in XBRL).	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2020

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