Form 10-Q
period 2020-09-30
CONSOL Coal Resources LP
filed 2020-11-05
CIK 1637558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

CONSOL Coal Resources LP had 27,690,251 common units and a 1.7% general partner interest outstanding at October 28, 2020.

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

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOL COAL RESOURCES LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except unit data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Coal Revenue	$46,016	$75,385	$135,386	$246,166
Freight Revenue	3,227	900	4,785	3,529
Other Income	71	1,096	10,338	3,440
Total Revenue and Other Income	49,314	77,381	150,509	253,135

Operating and Other Costs [1]	33,912	53,998	106,976	164,542
Depreciation, Depletion and Amortization	12,305	11,086	35,753	33,639
Freight Expense	3,227	900	4,785	3,529
Selling, General and Administrative Expenses [2]	2,879	2,840	9,285	10,353
Interest Expense, Net [3]	2,520	1,587	6,929	4,495
Total Costs	54,843	70,411	163,728	216,558
Net (Loss) Income	$(5,529)	$6,970	$(13,219)	$36,577

Less: General Partner Interest in Net (Loss) Income	(93)	118	(222)	617
Limited Partner Interest in Net (Loss) Income	$(5,436)	$6,852	$(12,997)	$35,960

Net (Loss) Income per Limited Partner Unit - Basic	$(0.20)	$0.25	$(0.47)	$1.30
Net (Loss) Income per Limited Partner Unit - Diluted	$(0.20)	$0.25	$(0.47)	$1.30

Limited Partner Units Outstanding - Basic	27,690,251	27,632,770	27,681,867	27,618,396
Limited Partner Units Outstanding - Diluted	27,690,251	27,667,477	27,681,867	27,654,684

Cash Distributions Declared per Unit [4]	$—	$0.5125	$—	$1.5375

1 Related Party expenses of $1,006 and $838 for the three months ended and $2,715 and $2,368 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

2 Related Party expenses of $1,770 and $1,902 for the three months ended and $6,427 and $6,932 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

3 Related Party expenses of $2,336 and $1,587 for the three months ended and $6,397 and $4,495 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

4 Represents the cash distributions declared related to the period presented.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (Loss) Income	$(5,529)	$6,970	$(13,219)	$36,577

Recognized Net Actuarial Gain (Loss)	39	(5)	116	(11)
Other Comprehensive Income (Loss)	39	(5)	116	(11)

Comprehensive (Loss) Income	$(5,490)	$6,965	$(13,103)	$36,566

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$625	$543
Trade Receivables, net	24,887	32,769
Other Receivables, net	962	1,572
Inventories	13,178	12,653
Prepaid Expenses	4,086	5,746
Total Current Assets	43,738	53,283
Property, Plant and Equipment:
Property, Plant and Equipment	1,017,483	984,898
Less—Accumulated Depreciation, Depletion and Amortization	606,311	571,238
Total Property, Plant and Equipment—Net	411,172	413,660
Other Assets:
Right of Use Asset—Operating Leases	12,170	15,695
Other Assets	2,637	13,456
Total Other Assets	14,807	29,151
TOTAL ASSETS	$469,717	$496,094

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts Payable	$15,796	$22,805
Accounts Payable—Related Party	8,035	1,419
Current Portion of Long-Term Debt	9,251	5,252
Other Accrued Liabilities	41,456	39,455
Total Current Liabilities	74,538	68,931
Long-Term Debt:
Affiliated Company Credit Agreement—Related Party	174,685	180,925
Finance Lease Obligations	5,198	1,645
Total Long-Term Debt	179,883	182,570
Other Liabilities:
Pneumoconiosis Benefits	6,754	6,028
Workers’ Compensation	3,998	3,611
Asset Retirement Obligations	11,315	10,801
Operating Lease Liability	8,178	11,507
Other	887	785
Total Other Liabilities	31,132	32,732
TOTAL LIABILITIES	285,553	284,233
Partners’ Capital:
Common Units (27,690,251 Units Outstanding at September 30, 2020; 27,632,824 Units Outstanding at December 31, 2019)	162,023	189,367
General Partner Interest	11,446	11,915
Accumulated Other Comprehensive Income	10,695	10,579
Total Partners’ Capital	184,164	211,861
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$469,717	$496,094

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Dollars in thousands)

	Limited Partners			Accumulated Other Comprehensive
	Common	Subordinated	General Partner	Income	Total
Balance at December 31, 2019	$189,367	$—	$11,915	$10,579	$211,861
(unaudited)
Net Income	161	—	3	—	164
Unitholder Distributions	(14,191)	—	(243)	—	(14,434)
Unit-Based Compensation	159	—	—	—	159
Units Withheld for Taxes	(217)	—	—	—	(217)
Adoption of ASU 2016-013	(247)	—	(4)	—	(251)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	39	39
Balance at March 31, 2020	$175,032	$—	$11,671	$10,618	$197,321
Net Loss	(7,722)	—	(132)	—	(7,854)
Unit-Based Compensation	74	—	—	—	74
Actuarially Determined Long-Term Liability Adjustments	—	—	—	38	38
Balance at June 30, 2020	$167,384	$—	$11,539	$10,656	$189,579
Net Loss	(5,436)	—	(93)	—	(5,529)
Unit-Based Compensation	75	—	—	—	75
Actuarially Determined Long-Term Liability Adjustments	—	—	—	39	39
Balance at September 30, 2020	$162,023	$—	$11,446	$10,695	$184,164

	Limited Partners			Accumulated Other Comprehensive Income
	Common	Subordinated	General Partner	(Loss)	Total
Balance at December 31, 2018	$212,122	$(11,421)	$12,119	$11,920	$224,740
(unaudited)
Net Income	8,676	6,287	257	—	15,220
Unitholder Distributions	(8,211)	(5,951)	(243)	—	(14,405)
Unit-Based Compensation	397	—	—	—	397
Units Withheld for Taxes	(880)	—	—	—	(880)
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(3)	(3)
Balance at March 31, 2019	$212,104	$(11,085)	$12,133	$11,917	$225,069
Net Income	8,201	5,944	242	—	14,387
Unitholder Distributions	(8,211)	(5,950)	(243)	—	(14,404)
Unit-Based Compensation	341	—	—	—	341
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(3)	(3)
Balance at June 30, 2019	$212,435	$(11,091)	$12,132	$11,914	$225,390
Net Income	6,852	—	118	—	6,970
Unitholder Distributions	(8,211)	(5,951)	(243)	—	(14,405)
Conversion of Subordinated Units to Common Units[1]	(17,042)	17,042	—	—	—
Unit-Based Compensation	344	—	—	—	344
Actuarially Determined Long-Term Liability Adjustments	—	—	—	(5)	(5)
Balance at September 30, 2019	$194,378	$—	$12,007	$11,909	$218,294

1All subordinated units were converted to common units on a one-for-one basis on August 16, 2019. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on July 1, 2019. See Note 3 - Net (Loss) Income Per Limited Partner and General Partner Interest.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL COAL RESOURCES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (Loss) Income	$(13,219)	$36,577
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	35,753	33,639
(Gain) Loss on Sale of Assets	(59)	5
Unit-Based Compensation	308	1,082
Changes in Operating Assets:
Trade and Other Receivables	8,245	(4,353)
Inventories	(525)	(273)
Prepaid Expenses	1,660	(1,998)
Changes in Other Assets	528	1,610
Changes in Operating Liabilities:
Accounts Payable	(6,344)	(2,041)
Accounts Payable—Related Party	6,616	(949)
Other Operating Liabilities	(61)	3,645
Changes in Other Liabilities	1,228	561
Net Cash Provided by Operating Activities	34,130	67,505
Cash Flows from Investing Activities:
Capital Expenditures	(13,172)	(29,354)
Proceeds from Sales of Assets	85	4
Net Cash Used in Investing Activities	(13,087)	(29,350)
Cash Flows from Financing Activities:
Proceeds from Finance Lease Obligations	4,073	—
Payments on Finance Lease Obligations	(4,143)	(2,853)
Net (Payments on) Proceeds From Related Party Long-Term Notes	(6,240)	18,400
Payments for Unitholder Distributions	(14,434)	(43,214)
Units Withheld for Taxes	(217)	(880)
Net Cash Used in Financing Activities	(20,961)	(28,547)
Net Increase in Cash	82	9,608
Cash at Beginning of Period	543	1,003
Cash at End of Period	$625	$10,611

Non-Cash Investing and Financing Activities:
Finance Lease	$4,334	$—
Other Equipment Financing	$3,281	$959

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

For the three and nine months ended September 30, 2020 and 2019, the unaudited Consolidated Financial Statements include the accounts of CONSOL Operating and CONSOL Thermal Holdings, wholly owned and controlled subsidiaries.

The Partnership is a master limited partnership formed on March 16, 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. As of September 30, 2020, the Partnership's assets are comprised of a 25% undivided interest in, and operational control over, the Pennsylvania Mining Complex. The Partnership's common units trade on the New York Stock Exchange under the ticker symbol “CCR.”

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

NOTE 2—REVENUE:

The following table disaggregates our revenue from contracts with customers for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Coal Revenue	$46,016	$75,385	$135,386	$246,166
Freight Revenue	3,227	900	4,785	3,529
Total Revenue from Contracts with Customers	$49,243	$76,285	$140,171	$249,695

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

While we do, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to our net income. As of and for the three and nine months ended September 30, 2020 and September 30, 2019, we do not have any capitalized costs to obtain customer contracts on our balance sheet nor have we recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Partnership has not recognized any coal revenue in the current period from performance obligations satisfied (or partially satisfied) in previous periods.

Freight Revenue

Some of our coal contracts require that we sell our coal at locations other than our central preparation plant. The cost to transport our coal to the ultimate sales point is passed through to our customers and we recognize the freight revenue equal to the transportation cost when title of the coal passes to the customer.

Contract Balances

Contract assets are recorded separately from trade receivables in the Partnership's unaudited Consolidated Balance Sheets and are reclassified to trade receivables as title passes to the customer and the Partnership's right to consideration becomes unconditional. Payments for coal shipments are typically due within two to four weeks of the invoice date. The Partnership typically does not have material contract assets that are stated separately from trade receivables as the Partnership's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Partnership an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Partnership's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the good passes to the customer, or over time when services are provided.

NOTE 3—NET (LOSS) INCOME PER LIMITED PARTNER AND GENERAL PARTNER INTEREST:

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

The following table illustrates the Partnership’s calculation of net (loss) income per unit for common and subordinated partner units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (Loss) Income	$(5,529)	$6,970	$(13,219)	$36,577
Less: General Partner Interest in Net (Loss) Income	(93)	118	(222)	617
Net (Loss) Income Allocable to Limited Partner Units	$(5,436)	$6,852	$(12,997)	$35,960

Limited Partner Interest in Net (Loss) Income - Common Units	$(5,436)	$6,852	$(12,997)	$23,729
Limited Partner Interest in Net Income - Subordinated Units	—	—	—	12,231
Limited Partner Interest in Net (Loss) Income - Basic & Diluted	$(5,436)	$6,852	$(12,997)	$35,960

Weighted Average Limited Partner Units Outstanding - Basic	27,690,251	27,632,770	27,681,867	27,618,396

Weighted Average Limited Partner Units Outstanding - Diluted	27,690,251	27,667,477	27,681,867	27,654,684

Net (Loss) Income Per Limited Partner Unit - Basic
Common Units	$(0.20)	$0.25	$(0.47)	$1.30
Subordinated Units	$—	$—	$—	$1.05
Net (Loss) Income Per Limited Partner Unit - Basic	$(0.20)	$0.25	$(0.47)	$1.30

Net (Loss) Income Per Limited Partner Unit - Diluted
Common Units	$(0.20)	$0.25	$(0.47)	$1.30
Subordinated Units	$—	$—	$—	$1.05
Net (Loss) Income Per Limited Partner Unit - Diluted	$(0.20)	$0.25	$(0.47)	$1.30

There were 33,705 and 37,669 phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the three and nine months ended September 30, 2020, respectively.  There were no phantom units excluded from the computation of the diluted earnings per unit, because their effect would be anti-dilutive for the three and nine months ended September 30, 2019.

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

	Trade Receivables	Other Receivables

Beginning Balance, January 1, 2020	$525	$19
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	238	13
Provision for expected credit losses	135	(23)
Ending Balance, September 30, 2020	$898	$9

NOTE 5—INVENTORIES:

	September 30,	December 31,
	2020	2019
Coal	$1,628	$621
Supplies	11,550	12,032
Total Inventories	$13,178	$12,653

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

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	September 30,	December 31,
	2020	2019
Coal and Other Plant and Equipment	$695,504	$666,560
Coal Properties and Surface Lands	126,669	126,294
Airshafts	109,965	106,750
Mine Development	81,538	81,538
Advance Mining Royalties	3,807	3,756
Total Property, Plant and Equipment	1,017,483	984,898
Less: Accumulated Depreciation, Depletion and Amortization	606,311	571,238
Total Property, Plant and Equipment, Net	$411,172	$413,660

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

As of September 30, 2020 and December 31, 2019, property, plant and equipment includes gross assets under finance lease of $20,891 and $12,596, respectively. Accumulated amortization for finance leases was $11,895 and $7,351 at  September 30, 2020 and December 31, 2019, respectively. Amortization expense for assets under finance leases approximated $1,537 and $966 for the three months ended September 30, 2020 and September 30, 2019 and $4,143 and $2,899 for the nine months ended September 30, 2020 and September 30, 2019, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying unaudited Consolidated Statements of Operations.

NOTE 7—OTHER ACCRUED LIABILITIES:

	September 30,	December 31,
	2020	2019
Subsidence Liability	$22,479	$22,661
Accrued Payroll and Benefits	3,580	4,460
Accrued Interest (Related Party)	3,195	2,541
Accrued Equipment Obligations	2,524	—
Other	2,152	2,304
Current Portion of Long-Term Liabilities:
Operating Lease Liability	4,877	4,753
Workers’ Compensation	1,452	1,423
Asset Retirement Obligations	830	954
Pneumoconiosis Benefits	219	201
Long-Term Disability	148	158
Total Other Accrued Liabilities	$41,456	$39,455

NOTE 8—LONG-TERM DEBT:

	September 30,	December 31,
	2020	2019
Affiliated Company Credit Agreement (5.00% interest rate at September 30, 2020 and 4.00% interest rate at December 31, 2019)	$174,685	$180,925
Other Asset-Backed Financing Maturing in December 2020, 4.41% and 5.96% Weighted Average Interest Rate at September 30, 2020 and December 31, 2019, respectively	4,723	1,443
	179,408	182,368
Less: Amounts Due in One Year*	4,723	1,443
Long-Term Debt	$174,685	$180,925

* Excludes current portion of Finance Lease Obligations of $4,528 and at $3,809 at September 30, 2020 and December 31, 2019, respectively.

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

Interest on outstanding obligations under our Affiliated Company Credit Agreement accrues at a fixed rate ranging from 4.25% to 5.25%, depending on the total net leverage ratio. The unused portion of our Affiliated Company Credit Agreement is subject to a commitment fee of 0.50% per annum. The Partnership had available capacity under the Affiliated Company Credit Agreement of $100,315 and $94,075 as of September 30, 2020 and December 31, 2019, respectively.

        The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions; provided that we will be able to make cash distributions of available cash to partners so long as the Partnership's first lien gross leverage ratio shall not be greater than 2.00 to 1.00, the fixed charge coverage ratio shall be not less than 1.00 to 1.00, and no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter.  The amendment revised the financial covenants in the Affiliated Company Credit Agreement, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 3.75 to 1.00 and the maximum total net leverage ratio shall be 4.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 3.50 to 1.00 and the maximum total net leverage ratio shall be 3.75 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 3.00 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 2.75 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00. At September 30, 2020, the Partnership was in compliance with its financial covenants with a first lien gross leverage ratio of 3.41 to 1.00 and a total net leverage ratio of 3.40 to 1.00. The Partnership is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity.

Other Asset-Backed Financing

As of September 30, 2020 and December 31, 2019, the Partnership was a borrower under an asset-backed financing arrangement related to certain equipment. The equipment, which had an approximate value of $4,723 and $1,443, respectively, fully collateralizes the loan.

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

	CWP				Workers’ Compensation
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service Cost	$254	$200	$762	$600	$386	$349	$1,157	$1,046
Interest Cost	45	49	135	146	31	41	95	124
Amortization of Actuarial Loss (Gain)	41	6	122	19	(8)	(12)	(25)	(37)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	43	53	135	149
Net Periodic Benefit Cost	$340	$255	$1,019	$765	$452	$431	$1,362	$1,282

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Affiliated Company Credit Agreement—Related Party	$174,685	$157,217	$180,925	$180,925

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

At September 30, 2020, the Partnership was contractually obligated to CONSOL Energy for financial guarantees and letters of credit to certain third parties which were issued by CONSOL Energy on behalf of the Partnership. The maximum potential total of future payments that we could be required to make under these instruments is $103,563. The instruments are comprised of $691 of letters of credit expiring within the next year, $94,357 of environmental surety bonds expiring within the next three years, and $8,515 of employee-related and other surety bonds expiring within the next three years. Employee-related financial guarantees have primarily been provided to support various state workers’ compensation and federal black lung self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. The Partnership’s management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the financial condition of the Partnership.

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

As of September 30, 2020 and December 31, 2019, respectively, the Partnership, through CONSOL Thermal Holdings, had sold $25,785 and $33,294 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.

NOTE 13—RELATED PARTY:

Omnibus Agreement

The Partnership is a party to the Omnibus Agreement, dated September 30, 2016, as amended on November 28, 2017, with our sponsor and certain of its subsidiaries. Under the Omnibus Agreement, we are obligated to make certain payments to, and reimburse, CONSOL Energy for the provision of certain services in connection with our operations.

Charges for services from CONSOL Energy under the Omnibus Agreement include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating and Other Costs	$1,006	$838	$2,715	$2,368
Selling, General and Administrative Expenses	1,770	1,902	6,427	6,932
Total Services from CONSOL Energy	$2,776	$2,740	$9,142	$9,300

At September 30, 2020 and December 31, 2019, the Partnership had a net payable to CONSOL Energy in the amount of $8,035 and $1,419, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

Affiliated Company Credit Agreement

As described in Note 8, the Partnership is also a party to the Affiliated Company Credit Agreement with CONSOL Energy.

For the three and nine months ended September 30, 2020, $2,428 and $6,705 of interest was incurred under the Affiliated Company Credit Agreement, respectively, of which $92 and $308 was capitalized and included in Property, Plant and Equipment in the unaudited Consolidated Balance Sheets, respectively.  For the three and nine months ended September 30, 2019, $2,003 and $5,770 of interest was incurred under the Affiliated Company Credit Agreement, respectively, of which $416 and $1,275 was capitalized and included in Property, Plant and Equipment in the unaudited Consolidated Balance Sheets, respectively. Interest is calculated based upon a fixed rate, determined quarterly, depending on the total net leverage ratio. For the three and nine months ended September 30, 2020, the average interest rate was 4.88% and 4.39%, respectively, and for the three and nine months ended September 30, 2019 the average interest rate was 3.88%. and 3.79%, respectively. See Note 8 - Long-Term Debt for more information.

Repurchase Program

In May 2019, CONSOL Energy's Board of Directors approved an expansion of the stock, unit and debt repurchase program. The program previously allowed CONSOL Energy to use up to $25 million of the program to purchase the Partnership's outstanding common units in the open market.  CONSOL Energy's Board of Directors approved changing the termination date of the program from June 30, 2020 to June 30, 2022. Also, in accordance with CONSOL Energy’s credit facility covenants, the total amount that can be used for repurchases of the Partnership's outstanding common units was raised to $50 million. No common units were repurchased during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, 19,413 and 26,297 common units were repurchased at an average price of $12.88 and  $14.05 per unit, respectively .

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

Proposed Merger with CONSOL Energy

          Please see Note 15 – Subsequent Events.

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

The general partner has granted equity-based phantom units that vest over a period of a recipient’s continued service with the Partnership. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of the Partnership. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term. The Partnership recognized compensation expense of $75 and $344 for the three months ended and $308 and $1,082 for the nine months ended  September 30, 2020 and September 30, 2019, respectively, which is included in Selling, General and Administrative Expense in the unaudited Consolidated Statements of Operations. As of  September 30, 2020, there is $110 of unearned compensation that will vest over a weighted average period of 0.37 years. There were no phantom units that vested during the three months ended September 30, 2020 and $1 during the three months ended September 30, 2019. The total fair value of phantom units vested during the nine months ended September 30, 2020 and  September 30, 2019 was $820 and $2,906, respectively. The following represents the nonvested phantom units and their corresponding weighted average grant date fair value:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2019	78,345	$18.62
Granted	33,705	$8.90
Vested	(78,173)	$18.62
Forfeited	(172)	$18.95
Nonvested at September 30, 2020	33,705	$8.90

NOTE 15—SUBSEQUENT EVENTS:

On October 22, 2020, the Partnership, our general partner, our sponsor and a wholly owned subsidiary of our sponsor (“Merger Sub”) entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of our sponsor (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, (i) each outstanding common unit other than common units owned by our sponsor and its subsidiaries will be converted into the right to receive, subject to adjustment as described in the Merger Agreement, 0.73 shares of common stock of our sponsor (the “Merger Consideration”); and (ii) each of the outstanding phantom units and any other awards relating to a common unit issued under a Partnership equity incentive plan, whether vested or not vested, will become fully vested and will be automatically converted into the right to receive, with respect to each common unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights). Except for the Partnership’s incentive distribution rights, which will be automatically canceled immediately prior to the effective time of the Merger for no consideration, the common units owned by our sponsor and its subsidiaries immediately prior to the effective time of the Merger will remain outstanding as limited partner interests in the surviving entity.

In aggregate, our sponsor will issue approximately 8.0 million of its shares of common stock as Merger Consideration, representing approximately 22.2% of the total CONSOL Energy shares that will be outstanding on a pro forma basis after completion of the proposed transaction.

The transaction terms were negotiated, reviewed and approved by the conflicts committee of the board of directors of our general partner and the board of directors of our general partner. Our conflicts committee is composed of the independent members of the board of directors of our general partner. Our sponsor’s board of directors also approved the Merger Agreement and the transactions contemplated thereby, including the merger and the issuance of CONSOL Energy common stock as the merger consideration, and has resolved to submit the approval of the issuance of the CONSOL Energy common stock in connection with the proposed transactions to a vote of the holders of CONSOL Energy common stock.

Subject to customary approvals and conditions, the transaction is expected to close in the first quarter of 2021. The transaction is subject to majority approval by holders of at least a majority of our common units, approval by the holders of at least a majority of the votes cast by our sponsor’s stockholders and the effectiveness of a registration statement related to the issuance of the new CONSOL Energy shares to our common unitholders. Pursuant to a support agreement entered into in connection with the transaction, our sponsor has agreed to vote all of our common units that it owns in favor of the proposed transaction. Our sponsor currently owns approximately 60.7% of our outstanding common units.

In connection with the closing of the transaction, our common units will cease to be publicly traded and the incentive distribution rights in the Partnership will be eliminated.

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

Merger

As previously disclosed, on October 22, 2020, the Partnership, our general partner, our sponsor and a wholly owned subsidiary of our sponsor and its wholly-owned subsidiary (“Merger Sub”)  entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of our sponsor (the “Merger”).  Under the terms of the Merger Agreement, at the effective time of the Merger, (i) each outstanding common unit other than common units owned by our sponsor and its subsidiaries will be converted into the right to receive, subject to adjustment as described in the Merger Agreement, 0.73 shares of common stock of our sponsor (the “Merger Consideration”); and (ii) each of the outstanding phantom units and any other awards relating to a common unit issued under a Partnership equity incentive plan, whether vested or not vested, will become fully vested and will be automatically converted into the right to receive, with respect to each common unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights). Except for the Partnership’s incentive distribution rights, which will be automatically canceled immediately prior to the effective time of the Merger for no consideration, the common units owned by our sponsor and its subsidiaries immediately prior to the effective time of the Merger will remain outstanding as limited partner interests in the surviving entity.

In aggregate, our sponsor will issue approximately 8.0 million of its shares of common stock as Merger Consideration, representing approximately 22.2% of the total CONSOL Energy shares that will be outstanding on a pro forma basis.

Subject to customary approvals and conditions, the transaction is expected to close in the first quarter of 2021. The transaction is subject to majority approval by our common unitholders, approval by our sponsor’s stockholders and the effectiveness of a registration statement related to the issuance of the new CONSOL Energy shares to our common unitholders. Pursuant to a support agreement entered into in connection with the transaction, our sponsor has agreed to vote all of our common units it owns in favor of the transaction. Our sponsor currently owns approximately 60.7% of our outstanding common units.

In connection with the closing of the transaction, our common units will cease to be publicly traded and the incentive distribution rights in the Partnership will be eliminated.

COVID-19 Update

The Partnership is monitoring the impact of the COVID-19 pandemic and has taken, and will continue to take, steps to mitigate the potential risks and impact on the Partnership. The health and safety of our sponsor's employees is paramount. In response to two of our sponsor's employees testing positive for COVID-19, our sponsor temporarily curtailed production at the Bailey Mine for two weeks at the end of March 2020. To date, several employees have tested positive for COVID-19. However, our sponsor has not experienced a localized outbreak, which we believe is attributable, in part, to the health and safety procedures put in place by our sponsor. This has also allowed our sponsor to continue operating without production curtailment due to positive employee cases. Our sponsor continues to monitor the health and safety of its employees closely in order to limit potential risks to its employees, contractors, family members, and the community.

We are considered a critical infrastructure company by the U.S. Department of Homeland Security. As a result, we were exempt from Pennsylvania Governor Tom Wolf's executive order, issued in March 2020, closing all businesses that are not life sustaining until Pennsylvania's phased reopening which began in the second quarter of 2020. The coal demand decline that began in the first quarter hit its lowest point in May 2020, and has improved through the third quarter of 2020. In response to the decline in demand for our coal, our sponsor idled four of the five longwalls for periods of time beginning in the second quarter of 2020. As demand improved, our sponsor restarted longwalls and ultimately ran four of the five longwalls for the majority of the third quarter of 2020. This decline in coal demand has negatively impacted our operational, sales, and financial performance year-to-date and we expect that this negative impact will continue as the pandemic continues.

While some of the government-imposed shutdowns of nonessential business in the United States and abroad have been phased out, there is a possibility that such shutdowns may be reinstated if COVID-19 experiences a resurgence. We expect that depressed domestic and international demand for our coal will continue for so long as there are widespread, government-imposed shutdowns of business activity. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of, and paying us for, our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. We expect this will continue to negatively impact our results of operations, cash flows and financial condition. The Partnership will continue to take the appropriate steps to mitigate the impacts of COVID-19 on the Partnership's operations, liquidity and financial condition.

Overview

        We are a master limited partnership formed in 2015 to manage and further develop all of our sponsor's active coal operations in Pennsylvania. Our primary strategy for growing our business is to increase operating efficiencies to maximize realizations and make acquisitions that increase our distributable cash flow. At September 30, 2020, the Partnership’s assets include a 25% undivided interest in, and operational control over, CONSOL Energy’s Pennsylvania Mining Complex, which consists of three underground mines and related infrastructure that produce high-Btu coal that is sold primarily to electric utilities in the eastern United States. We believe that our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team position us as a leading producer of high-Btu thermal coal in the Northern Appalachian Basin and the eastern United States.

How We Evaluate Our Operations

Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) coal production, sales volumes and average revenue per ton sold; (ii) cost of coal sold, a non-GAAP financial measure; (iii) cash cost of coal sold, a non-GAAP financial measure; (iv) average margin per ton sold, an operating ratio derived from non-GAAP financial measures; (v) average cash margin per ton sold, an operating ratio derived from non-GAAP financial measures; (vi) adjusted EBITDA, a non-GAAP financial measure; and (vii) distributable cash flow, a non-GAAP financial measure.

Cost of coal sold, cash cost of coal sold, average margin per ton sold, average cash margin per ton sold, adjusted EBITDA and distributable cash flow normalize the volatility contained within comparable GAAP measures by adjusting certain non-operating or non-cash transactions. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

These non-GAAP financial measures should not be considered an alternative to total costs, total coal revenue, net income, operating cash flow, or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect measures presented in accordance with GAAP and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Costs	$54,843	$70,411	$163,728	$216,558
Freight Expense	(3,227)	(900)	(4,785)	(3,529)
Selling, General and Administrative Expenses	(2,879)	(2,840)	(9,285)	(10,353)
Interest Expense, Net	(2,520)	(1,587)	(6,929)	(4,495)
Other Costs (Non-Production)	(1,403)	(983)	(11,726)	(4,154)
Depreciation, Depletion and Amortization (Non-Production)	(897)	(519)	(5,541)	(1,605)
Cost of Coal Sold	$43,917	$63,582	$125,462	$192,422
Depreciation, Depletion and Amortization (Production)	(11,408)	(10,567)	(30,212)	(32,034)
Cash Cost of Coal Sold	$32,509	$53,015	$95,250	$160,388

We define average margin per ton sold as average revenue per ton sold, net of average cost of coal sold per ton. We define average cash margin per ton sold as average revenue per ton sold, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average margin per ton sold and average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation of each of average margin per ton sold and average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Coal Revenue	$46,016	$75,385	$135,386	$246,166
Operating and Other Costs	33,912	53,998	106,976	164,542
Less: Other Costs (Non-Production)	(1,403)	(983)	(11,726)	(4,154)
Cash Cost of Coal Sold	32,509	53,015	95,250	160,388
Add: Depreciation, Depletion and Amortization	12,305	11,086	35,753	33,639
Less: Depreciation, Depletion and Amortization (Non-Production)	(897)	(519)	(5,541)	(1,605)
Cost of Coal Sold	$43,917	$63,582	$125,462	$192,422
Total Tons Sold	1,135	1,618	3,197	5,145
Average Revenue per Ton Sold	$40.55	$46.59	$42.35	$47.84
Average Cash Cost of Coal Sold per Ton	28.64	32.78	29.88	31.16
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	10.06	6.51	9.37	6.23
Average Cost of Coal Sold per Ton	$38.70	$39.29	$39.25	$37.39
Average Margin per Ton Sold	1.85	7.30	3.10	10.45
Add: Total Depreciation, Depletion and Amortization Costs per Ton Sold	10.06	6.51	9.37	6.23
Average Cash Margin per Ton Sold	$11.91	$13.81	$12.47	$16.68

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

The following table presents a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated. The table also presents a reconciliation of distributable cash flow to net (loss) income and operating cash flows, the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (Loss) Income	$(5,529)	$6,970	$(13,219)	$36,577
Plus:
Interest Expense, Net	2,520	1,587	6,929	4,495
Depreciation, Depletion and Amortization	12,305	11,086	35,753	33,639
Unit-Based Compensation	75	344	308	1,082
Adjusted EBITDA	$9,371	$19,987	$29,771	$75,793
Less:
Cash Interest	2,255	1,832	6,579	5,522
Estimated Maintenance Capital Expenditures	8,692	8,937	25,987	26,946
Distributable Cash Flow	$(1,576)	$9,218	$(2,795)	$43,325

Net Cash Provided by Operating Activities	$10,814	$20,427	$34,130	$67,505
Plus:
Interest Expense, Net	2,520	1,587	6,929	4,495
Other, Including Working Capital	(3,963)	(2,027)	(11,288)	3,793
Adjusted EBITDA	$9,371	$19,987	$29,771	$75,793
Less:
Cash Interest	2,255	1,832	6,579	5,522
Estimated Maintenance Capital Expenditures	8,692	8,937	25,987	26,946
Distributable Cash Flow	$(1,576)	$9,218	$(2,795)	$43,325

Results of Operations

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Total net loss was ($5,529) for the three months ended September 30, 2020 compared to net income of $6,970 for the three months ended September 30, 2019. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Three Months Ended
	September 30,
	2020	2019	Variance
Revenue:
Coal Revenue	$46,016	$75,385	$(29,369)
Freight Revenue	3,227	900	2,327
Other Income	71	1,096	(1,025)
Total Revenue and Other Income	49,314	77,381	(28,067)
Cost of Coal Sold:
Operating Costs	32,509	53,015	(20,506)
Depreciation, Depletion and Amortization	11,408	10,567	841
Total Cost of Coal Sold	43,917	63,582	(19,665)
Other Costs:
Other Costs	1,403	983	420
Depreciation, Depletion and Amortization	897	519	378
Total Other Costs	2,300	1,502	798
Freight Expense	3,227	900	2,327
Selling, General and Administrative Expenses	2,879	2,840	39
Interest Expense, Net	2,520	1,587	933
Total Costs	54,843	70,411	(15,568)
Net (Loss) Income	$(5,529)	$6,970	$(12,499)
Adjusted EBITDA	$9,371	$19,987	$(10,616)
Distributable Cash Flow	$(1,576)	$9,218	$(10,794)

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest for the periods indicated:

	Three Months Ended September 30,
Mine	2020	2019	Variance
Bailey	453	695	(242)
Enlow Fork	359	597	(238)
Harvey	323	331	(8)
Total	1,135	1,623	(488)

Coal production was 1,135 tons for the three months ended September 30, 2020 compared to 1,623 tons for the three months ended September 30, 2019. Coal production decreased 488 tons primarily due to a reduced operating schedule in light of the decline in global demand due to the COVID-19 pandemic. For the majority of the third quarter of 2020, we ran four of the five longwalls at the Pennsylvania Mining Complex.

Coal Operations

Coal revenue and cost components on a per-unit basis for the three months ended September 30, 2020 and 2019 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended September 30,
	2020	2019	Variance
Total Tons Sold	1,135	1,618	(483)
Average Revenue per Ton Sold	$40.55	$46.59	$(6.04)

Average Cash Cost of Coal Sold per Ton (1)	$28.64	$32.78	$(4.14)
Depreciation, Depletion and Amortization per Ton Sold (Non-Cash Cost)	10.06	6.51	3.55
Average Cost of Coal Sold per Ton	$38.70	$39.29	$(0.59)
Average Margin per Ton Sold (1)	$1.85	$7.30	$(5.45)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	10.06	6.51	3.55
Average Cash Margin per Ton Sold (1)	$11.91	$13.81	$(1.90)

(1) Average cash cost of coal sold per ton, average margin per ton sold and average cash margin per ton sold are each an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $46,016 for the three months ended September 30, 2020 compared to $75,385 for the three months ended September 30, 2019. Total tons sold decreased in the period-to-period comparison as a result of lingering effects of the unprecedented contraction in United States and global economic activity due to the COVID-19 pandemic. Additionally, lower natural gas prices as compared to the prior year quarter have contributed to electric generation trending toward gas, rather than coal, as a fuel source.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $3,227 for the three months ended September 30, 2020 compared to $900 for the three months ended September 30, 2019. The $2,327 increase was due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership relating to non-coal producing activities. Other income was $71 for the three months ended September 30, 2020 compared to $1,096 for the three months ended September 30, 2019. The $1,025 decrease was primarily due to sales of externally purchased coal to blend and resell and customer contract buyouts in the three months ended September 30, 2019, none of which occurred during the three months ended September 30, 2020.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $43,917 for the three months ended September 30, 2020, or $19,665 lower than the $63,582 for the three months ended September 30, 2019. Average cost of coal sold per ton was $38.70 per ton for the three months ended September 30, 2020, compared to $39.29 per ton for the three months ended September 30, 2019. The decrease in the total cost of coal sold was primarily driven by the reduction in production volume and reduced operating days, as the Partnership sought to match production with demand and limit discretionary spending.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs, such as idle mine costs, coal reserve holding costs and purchased coal costs. Total other costs remained materially consistent in the period-to-period comparison.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses remained materially consistent in the period-to-period comparison.

Interest Expense

Interest expense, which primarily relates to obligations under our Affiliated Company Credit Agreement, remained materially consistent in the period-to-period comparison.

Adjusted EBITDA

Adjusted EBITDA was $9,371 for the three months ended September 30, 2020 compared to $19,987 for the three months ended September 30, 2019. The $10,616 decrease was primarily a result of a $8,863 reduction in coal revenue, net of a decrease in operating costs, and a decrease in non-production related income, as discussed above.

Distributable Cash Flow

Distributable cash flow was ($1,576) for the three months ended September 30, 2020 compared to $9,218 for the three months ended September 30, 2019. The $10,794 decrease was primarily attributable to a $10,616 decrease in Adjusted EBITDA, as discussed above.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Total net loss was ($13,219) for the nine months ended September 30, 2020 compared to net income of $36,577 for the nine months ended September 30, 2019. Our results of operations for each of these periods are presented in the table below. Variances are discussed following the table.

	For the Nine Months Ended
	September 30,
	2020	2019	Variance
Revenue:
Coal Revenue	$135,386	$246,166	$(110,780)
Freight Revenue	4,785	3,529	1,256
Other Income	10,338	3,440	6,898
Total Revenue and Other Income	150,509	253,135	(102,626)
Cost of Coal Sold:
Operating Costs	95,250	160,388	(65,138)
Depreciation, Depletion and Amortization	30,212	32,034	(1,822)
Total Cost of Coal Sold	125,462	192,422	(66,960)
Other Costs:
Other Costs	11,726	4,154	7,572
Depreciation, Depletion and Amortization	5,541	1,605	3,936
Total Other Costs	17,267	5,759	11,508
Freight Expense	4,785	3,529	1,256
Selling, General and Administrative Expenses	9,285	10,353	(1,068)
Interest Expense, Net	6,929	4,495	2,434
Total Costs	163,728	216,558	(52,830)
Net (Loss) Income	$(13,219)	$36,577	$(49,796)
Adjusted EBITDA	$29,771	$75,793	$(46,022)
Distributable Cash Flow	$(2,795)	$43,325	$(46,120)

Coal Production

The table below presents total tons produced from the Pennsylvania Mining Complex on our 25% undivided interest for the periods indicated:

	Nine Months Ended September 30,
Mine	2020	2019	Variance
Bailey	1,405	2,239	(834)
Enlow Fork	1,014	1,919	(905)
Harvey	805	983	(178)
Total	3,224	5,141	(1,917)

Coal production was 3,224 tons for the nine months ended September 30, 2020 compared to 5,141 tons for the nine months ended September 30, 2019. Coal production decreased 1,917 tons primarily due to the temporary idling of longwalls at the Bailey and Enlow Fork mines. This was mainly in response to weakened customer demand as a result of a warmer-than-normal winter, followed by a decline in global demand due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which have significantly reduced electricity consumption and, therefore, demand for the Partnership's coal.

Coal Operations

Coal revenue and cost components on a per-unit basis for the nine months ended September 30, 2020 and 2019 are detailed in the table below. Our operations also include various costs such as selling, general and administrative, freight and other costs not included in our unit cost analysis because these costs are not directly associated with coal production.

	Nine Months Ended September 30,
	2020	2019	Variance
Total Tons Sold	3,197	5,145	(1,948)
Average Revenue per Ton Sold	$42.35	$47.84	$(5.49)

Average Cash Cost of Coal Sold per Ton (1)	$29.88	$31.16	$(1.28)
Depreciation, Depletion and Amortization per Ton Sold (Non-Cash Cost)	9.37	6.23	3.14
Average Cost of Coal Sold per Ton	$39.25	$37.39	$1.86
Average Margin per Ton Sold (1)	$3.10	$10.45	$(7.35)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	9.37	6.23	3.14
Average Cash Margin per Ton Sold (1)	$12.47	$16.68	$(4.21)

(1) Average cash cost of coal sold per ton, average margin per ton sold and average cash margin per ton sold are each an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations – Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Revenue and Other Income

Coal revenue was $135,386 for the nine months ended September 30, 2020 compared to $246,166 for the nine months ended September 30, 2019. Total tons sold decreased in the period-to-period comparison in response to weakened customer demand due to a warmer-than-normal winter followed by the COVID-19 pandemic, each of which have reduced electricity consumption and, therefore, demand for the Partnership's coal. Additionally, lower natural gas prices as compared to the prior year quarter have contributed to electric generation trending toward gas, rather than coal, as a fuel source. The decrease in customer demand and the overall decline in electric power markets also resulted in lower pricing received on our sales contracts.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers for which we contractually provide transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $4,785 for the nine months ended September 30, 2020 compared to $3,529 for the nine months ended September 30, 2019. The $1,256 increase was due to increased shipments to customers where we were contractually obligated to provide transportation services.

Other income is comprised of income generated by the Partnership relating to non-coal producing activities. Other income was $10,338 for the nine months ended September 30, 2020 compared to $3,440 for the nine months ended September 30, 2019. The $6,898 increase was primarily the result of additional customer contract buyouts in the nine months ended September 30, 2020, offset, in part, by a decrease in sales of externally purchased coal to blend and resell. These partial contract buyouts involved negotiations to reduce the coal quantities several customers were previously committed to purchase under the contracts in exchange for payment of certain fees to us, and do not impact forward contract terms.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both volumes and carrying values of coal inventory. The cost of coal sold includes items such as direct operating costs, royalties and production taxes, direct administration expenses, and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $125,462 for the nine months ended September 30, 2020, or $66,960 lower than the $192,422 for the nine months ended September 30, 2019. Average cost of coal sold per ton was $39.25 per ton for the nine months ended September 30, 2020, compared to $37.39 per ton for the nine months ended September 30, 2019. The decrease in the total cost of coal sold was primarily driven by decreased production activity during the nine months ended September 30, 2020 in response to weakened market demand. On a per-unit basis, the decreased production resulted in an overall increase in the average cost of coal sold per ton.

Total Other Costs

Total other costs are comprised of various costs that are not allocated to each individual mine and therefore are not included in unit costs. Total other costs increased $11,508 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily attributable to costs related to the temporary idling of the Bailey and Enlow Fork mines due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which have significantly reduced electricity consumption and power prices and, therefore, demand for the Partnership's coal.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses decreased $1,068 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to several initiatives launched by management to reduce costs, including compensation reductions, curtailment of discretionary expenses, and headcount management.

Interest Expense

Interest expense, which primarily relates to obligations under our Affiliated Company Credit Agreement, increased $2,434 due to less interest capitalized and an increase in interest incurred due to an increase in the average interest rate in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Adjusted EBITDA

Adjusted EBITDA was $29,771 for the nine months ended September 30, 2020 compared to $75,793 for the nine months ended September 30, 2019. The $46,022 decrease was primarily a result of a $45,642 reduction in coal revenue, net of a decrease in operating costs, and an increase in non-production related costs, partially offset by higher non-production related income, as discussed above.

Distributable Cash Flow

Distributable cash flow was $(2,795) for the nine months ended September 30, 2020 compared to $43,325 for the nine months ended September 30, 2019. The $46,120 decrease was primarily attributable to a $46,022 decrease in Adjusted EBITDA, as discussed above.

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

The coal demand decline that began in the first quarter of 2020 hit its lowest point in May 2020, and has improved through the third quarter of 2020. In response to the decline in demand for our coal, our sponsor idled four of the five longwalls for periods of time beginning in the second quarter of 2020. As demand improved, our sponsor restarted longwalls and ultimately ran four of the five longwalls for the majority of the third quarter of 2020. This decline in coal demand has negatively impacted our operational, sales and financial performance year-to-date and we expect that this negative impact will continue as the pandemic continues.

While some of the government-imposed shutdowns of nonessential business in the United States and abroad have been phased out, there is a possibility that such shutdowns may be reinstated if COVID-19 experiences a resurgence. We expect that depressed demand for our coal will continue for so long as there is a widespread, government-imposed shutdown of business activity. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. We expect this matter to negatively impact our results of operations, cash flows and financial condition. Due to the current level of uncertainty over the economic and operational impacts of COVID-19, the Partnership will continue to take the appropriate steps to mitigate the impact of COVID-19 on the Partnership’s operations, liquidity and financial condition.

Cost containment and capital expenditure reductions remains the focus as volume opportunities remain limited in the near term.

We believe that the recent credit amendment to our affiliate loan facility with CONSOL Energy, as discussed below, allows us to maintain access to our primary source of liquidity.  From an operational standpoint, our contracted position has partially insulated us from the ongoing volatility in the spot market and management has embarked on several cost control measures to partially offset the decline in revenue. We have been experiencing some delays in collections of trade receivables since the second half of 2019. The COVID-related decline in demand has impacted some of our customers, resulting in continued delays in collections. This trend improved slightly during the third quarter of 2020, although global demand for coal remained challenging. However, if these delays continue or increase, we may have less cash flow from operations.

We started a capital construction project on the coarse refuse disposal area in 2017, which is expected to continue through 2021. We have taken steps to reduce other capital expenditures and explore alternative sources of capital, including closing on the refinancing of a shield rebuild using a finance lease transaction in the first quarter of 2020.

Uncertainty in the financial markets brings additional potential risks to the Partnership. These risks include the ability to raise capital in the equity markets due to declines in the Partnership's unit price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Partnership's collection of trade receivables. As a result, the Partnership regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.

      Over the past year, the insurance markets have been increasingly challenging, particularly for coal companies.  We have experienced rising premiums, reduced coverage and fewer providers willing to underwrite policies and surety bonds.  Terms have generally become more unfavorable, including the amount of collateral required to secure surety bonds.  Further cost burdens on our ability to maintain adequate insurance and bond coverage may adversely impact our operations, financial position and liquidity.

Our Partnership Agreement requires that we distribute all of our available cash, if any, to our unitholders. In determining our available cash, in accordance with our Partnership Agreement, our general partner determines the amount of cash reserves needed to properly conduct our business in subsequent quarters. As a result, we expect to rely primarily upon financing under the Affiliated Company Credit Agreement and the issuance of debt and equity securities to fund our acquisitions and expansion capital expenditures, if any. Due to the ongoing uncertainty in the commodity markets, driven by the COVID-19 pandemic-related demand decline, on April 23, 2020, the Board of Directors of our general partner made the decision to temporarily suspend the quarterly distribution to all of our unitholders and on October 29, 2020, the Board of Directors decided to uphold this suspension. While the Partnership did generate cash flow from operations during the nine months ended September 30, 2020, the ongoing decline in Adjusted EBITDA has impaired our leverage ratio, and the cushion against the financial covenants contained in our credit facilities has been reduced. Accordingly, we will focus on deleveraging our balance sheet by conserving cash, boosting liquidity and reducing our outstanding debt.

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

The Partnership is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. As disclosed previously and above, we took several steps during the first three quarters of 2020 to reinforce our liquidity.  From a shipment perspective, the decrease in demand for our coal in 2020 as a result of the COVID-19 pandemic hit its lowest point to date in May and has since shown some modest improvement. However, continued reduced demand for our coal could materially and adversely affect our liquidity in future quarters. Our Affiliated Company Credit Agreement and Securitization Facility (collectively, the “Credit Facilities”) contain certain financial covenants. Although the June 2020 amendment loosens these covenants, events resulting from the effects of COVID-19 may nevertheless negatively impact our liquidity and, as a result, our ability to comply with these covenants, which could lead us to seek an additional amendment or waivers from our lenders, limit access to or require accelerated repayment of amounts borrowed under the Credit Facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, as a result of the effects of COVID-19 on capital markets at such time.

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

As of September 30, 2020, the Partnership had $174,685 of borrowings outstanding under the Affiliated Company Credit Agreement, leaving $100,315 of unused capacity. Interest on outstanding borrowings under the Affiliated Company Credit Agreement at September 30, 2020 was accrued at a rate of 5.00%.

The Affiliated Company Credit Agreement contains certain covenants and conditions that, among other things, limit the Partnership’s ability to: (i) incur or guarantee additional debt; (ii) make cash distributions; provided that we will be able to make cash distributions of available cash to partners so long as the Partnership's first lien gross leverage ratio shall not be greater than 2.00 to 1.00, the fixed charge coverage ratio shall be not less than 1.00 to 1.00, and no event of default is continuing or would result therefrom; (iii) incur certain liens or permit them to exist; (iv) make particular investments and loans; provided that we will be able to increase our ownership percentage of our undivided interest in the Pennsylvania Mining Complex and make investments in the Pennsylvania Mining Complex in accordance with our ratable ownership; (v) enter into certain types of transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer, sell or otherwise dispose of assets. The Partnership is also subject to covenants that require the Partnership to maintain certain financial ratios, each of which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter.  The amendment revised the financial covenants in the Affiliated Company Credit Agreement, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 3.75 to 1.00 and the maximum total net leverage ratio shall be 4.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 3.50 to 1.00 and the maximum total net leverage ratio shall be 3.75 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 3.00 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 2.75 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00. At September 30, 2020, the Partnership was in compliance with its financial covenants with a first lien gross leverage ratio at 3.41 to 1.00 and a total net leverage ratio at 3.40 to 1.00.

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

As of September 30, 2020, the Partnership, through CONSOL Thermal Holdings, sold $25,785 of trade receivables to CPCC. The Partnership has not derecognized the receivables due to its continued involvement in the collections efforts.

Cash Flows

	Nine Months Ended September 30,
	2020	2019	Variance
Cash flows provided by operating activities	$34,130	$67,505	$(33,375)
Cash used in investing activities	$(13,087)	$(29,350)	$16,263
Cash used in financing activities	$(20,961)	$(28,547)	$7,586

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019:

Cash provided by operating activities decreased $33,375 in the period-to-period comparison, primarily due to a decrease in net income, partially offset by other working capital changes that occurred throughout both periods.

Cash used in investing activities decreased $16,263 in the period-to-period comparison. Capital expenditures decreased primarily as a result of cost control measures put into place in response to the COVID-19 pandemic and the overall decline in coal markets.

	Nine Months Ended September 30,
	2020	2019	Variance
Building and Infrastructure	$6,357	$12,091	$(5,734)
Equipment Purchases and Rebuilds	3,296	8,689	(5,393)
Refuse Storage Area	3,081	6,346	(3,265)
Other	438	2,228	(1,790)
Total Capital Expenditures	$13,172	$29,354	$(16,182)

Cash flows used in financing activities decreased $7,586 in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily due to the temporary suspension of the quarterly distribution payment to all unitholders, as discussed above, which resulted in a $28,780 decrease to cash used in financing activities.  In addition, the decrease was due to $4,073 of proceeds received in the nine months ended September 30, 2020 related to a finance leasing arrangement, partially offset by higher discretionary payments made under the Affiliated Company Credit Agreement. Net payments made under the Affiliated Company Credit Agreement increased $24,640 in the period-to-period comparison.

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

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “continue,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	the pending merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all;
•	the number of shares of CONSOL Energy common stock that our unitholders may receive in the pending merger between CONSOL Energy and us is based on a fixed exchange ratio and will not be adjusted in the event of any change in the price of either shares of CONSOL Energy common stock or our common units;
•	our unitholders will have a reduced ownership after the pending merger and will not have contractual rights to receive distributions or dividends;
•	we will incur substantial transaction-related costs in connection with the pending merger, and if the merger does not close, we will not benefit from these expenses;
•	we and CONSOL Energy may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the pending merger;
•	directors and executive officers of our general partner have certain interests in the pending merger that are different from those of our unitholders generally;
•	the shares of CONSOL Energy common stock to be received by our unitholders as a result of the merger have different rights than our common units and may be affected by factors different from those affecting the common units of the Partnership;
•	the effects the COVID-19 pandemic has on our business and results of operations and the global economy;
•	changes in coal prices or the costs of mining or transporting coal;
•	uncertainty in estimating economically recoverable coal reserves and replacement of reserves;
•	our ability to develop our existing coal reserves, acquire additional reserves and successfully execute our mining plans;
•	defects in title or loss of any leasehold interests with respect to our properties;
•	changes in general economic conditions, both domestically and globally;
•	competitive conditions within the coal industry;
•	changes in the consumption patterns of coal-fired power plants and steelmakers and other factors affecting the demand for coal by coal-fired power plants and steelmakers;
•	the availability and price of coal to the consumer compared to the price of alternative and competing fuels;
•	competition from the same and alternative energy sources;
•	energy efficiency and technology trends;
•	our ability to successfully implement our business plan;
•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to coal mining;
•	major equipment failures and difficulties in obtaining equipment, parts and raw materials;
•	availability, reliability and costs of transporting coal;
•	adverse or abnormal geologic conditions, which may be unforeseen;
•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	operating in a single geographic area;
•	our reliance on a few major customers;
•	labor availability, relations and other workforce factors;
•	defaults by CONSOL Energy under our operating agreement, employee services agreement and Affiliated Company Credit Agreement;
•	restrictions in our Affiliated Company Credit Agreement that may adversely affect our business;
•	changes in our tax status;
•	delays in the receipt of, failure to receive or revocation of necessary governmental permits;
•	the effect of existing and future laws and government regulations, including the enforcement and interpretation of environmental laws thereof;
•	the effect of new or expanded greenhouse gas regulations;
•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;
•	the impact of potential, as well as many adopted, regulations to address climate change, including any relating to greenhouse gas emissions on our operating costs as well as on the market for coal;
•	the effects of litigation;
•	adverse effect of cybersecurity threats;
•	failure to maintain effective internal controls over financial reporting;
•	recent action and the possibility of future action on trade by U.S. and foreign governments;
•	conflicts of interest that may cause our general partner or CONSOL Energy to favor their own interest to our detriment;
•	the requirement that we distribute all of our available cash; and
•	other factors discussed in our 2019 Annual Report on Form 10-K under “Risk Factors,” as updated by any subsequent Quarterly Reports on Forms 10-Q, which are on file at the SEC.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to the Merger of us and CONSOL Energy

The number of shares of CONSOL Energy common stock that our unitholders may receive in the pending Merger between CONSOL Energy and us is based on a fixed exchange ratio and will not be adjusted in the event of any change in the price of either shares of CONSOL Energy common stock or our common units.

On October 22, 2020, the Partnership, our general partner, our sponsor and a wholly owned subsidiary of our sponsor (“Merger Sub”)  entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of our sponsor.  The market value of the merger consideration that our unitholders will receive in the Merger will depend on the trading price of CONSOL Energy common stock. The exchange ratio set forth in the Merger Agreement that specifies the number of shares of CONSOL Energy common stock that our unitholders will receive as Merger Consideration is fixed at 0.73. This means that there is no mechanism contained in the Merger Agreement that would adjust the number of shares of CONSOL Energy common stock that our unitholders will receive as the Merger Consideration based on any decreases or increases in the trading price of CONSOL Energy common stock. Stock price changes may result from a variety of factors (many of which are beyond CONSOL Energy’s or our control), including:

•	changes in CONSOL Energy’s and our business, operations and prospects or market assessments thereof;

•	interest rates, general market, industry and economic conditions and other factors generally affecting the price of CONSOL Energy common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses and industry in which CONSOL Energy and we operate.

If the price of CONSOL Energy common stock at the closing of the Merger is less than the price of CONSOL Energy common stock on the date on which the Merger Agreement was signed, then the market value of the Merger Consideration received by our unitholders will be less than contemplated at the time the Merger Agreement was signed.

The market price of CONSOL Energy common stock after the merger may be affected by factors different from those affecting the common units of the Partnership currently.

Upon completion of the merger, holders of the Partnership’s common units will become holders of CONSOL Energy common stock. CONSOL Energy’s business differs in important respects from that of the Partnership, and, accordingly, the results of operations of the combined company and the market price of CONSOL Energy common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of CONSOL Energy and the Partnership.

The Merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have a material and adverse effect on us and, even if completed, the Merger may not achieve some or all of the anticipated benefits.

Completion of the Merger is subject to certain customary conditions, including, among others: (i) approval of the issuance of the Merger Consideration by a majority of votes cast at a special meeting of holders of shares of CONSOL Energy common stock; (ii) the receipt of the written consent by our sponsor covering all of our common units beneficially owned by it, approving the Merger, adoption of the Merger Agreement and any other matters necessary for consummation of the Merger and the other transactions contemplated in the Merger Agreement; (iii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4 relating to the shares of CONSOL Energy common stock to be issued as Merger Consideration; (v) approval for listing on the New York Stock Exchange of the shares of CONSOL Energy Common Stock to be issued as Merger Consideration; (vi) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; and (vii) compliance by each party in all material respects with its covenants.  These and other conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.

If the Merger is not completed, our ongoing businesses or the price of our common units may be adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the Merger, such as legal, accounting and financial advisory expenses, whether or not the Merger is completed;

•	time and resources committed by the management of our general partner to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities; and

•	the market price of our common units could decline to the extent that the current market price reflects a market assumption that the Merger will be completed.

In addition, even if completed there can be no assurance that the Merger will deliver the benefits anticipated by us.

We are subject to provisions under the Merger Agreement that, in specified circumstances, could require us to be responsible for CONSOL Energy's expenses.

The Merger Agreement provides for certain termination rights for both CEIX and CCR. The Merger Agreement provides that upon termination of the Merger Agreement under certain circumstances, we will be obligated to reimburse CONSOL Energy for its expenses in an amount not to exceed $3.5 million. The Merger Agreement also provides that upon termination of the Merger Agreement under certain circumstances, CONSOL Energy will be obligated to reimburse us for our expenses in an amount not to exceed $3.5 million.

 Financial projections relating to the combined company after the Merger may not be achieved.

In connection with the proposed Merger, CONSOL Energy prepared and considered, among other things, internal financial forecasts for CONSOL Energy and us. These financial projections include assumptions regarding future operating cash flows, expenditures, and income of CONSOL Energy and us, and speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry, regulatory and other uncertainties and may not be achieved in full, at all, or within projected timeframes. In addition, the failure of our businesses to achieve projected results, including projected cash flows, could have a material adverse effect on the price of shares of CONSOL Energy common stock and CONSOL Energy’s financial position.

We and CONSOL Energy may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the Merger.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. If CONSOL Energy or we are subject to such lawsuits related to the Merger Agreement or the Merger, even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We and CONSOL Energy cannot predict the outcome of these lawsuits, or others, nor can either company predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the Merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in our or CONSOL Energy’s favor, could be substantial and such litigation could distract us and CONSOL Energy from pursuing the consummation of the Merger and other potentially beneficial business opportunities.

We and CONSOL Energy will incur substantial transaction-related costs in connection with the Merger, including fees paid to legal, financial and accounting advisors, filing fees and printing costs. If the Merger does not close, the companies will not benefit from these expenses. In addition, we and CONSOL Energy may not achieve the net benefits from the Merger in the near term.

We and CONSOL Energy expect to incur a number of non-recurring transaction-related costs associated with completing the Merger. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately at the present time.  If the Merger does not close, neither us nor CONSOL Energy will benefit from these expenses.

CONSOL Energy may not pay any cash dividends at all to its shareholders. CONSOL Energy’s ability to declare and pay cash dividends to its stockholders, if any, in the future will depend on various factors, many of which are beyond its control.

While our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record, CONSOL Energy is not required to declare dividends of its available cash to its common stockholders. The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s board of directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as its board of directors deems relevant. Additionally, CONSOL Energy’s senior secured credit facilities limit CONSOL Energy’s ability to pay dividends up to $25 million annually, which increases to $50 million annually when the CONSOL Energy's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities.

Our unitholders will have a reduced ownership after the Merger.

CONSOL Energy will issue approximately 8.0 million shares of CONSOL Energy common stock to Partnership common unitholders in the Merger. As a result of these issuances, current holders of CONSOL Energy common stock and Partnership common unitholders are expected to hold approximately 77.8% and 22.2%, respectively, of the outstanding shares of CONSOL Energy common stock immediately following completion of the Merger.

When the Merger occurs, the CONSOL Energy common stock that each of our unitholders receive in exchange for our common units will represent a smaller percentage ownership of the combined company than our unitholders’ collective percentage ownership of us.

The shares of CONSOL Energy common stock to be received by our unitholders as a result of the Merger have different rights than our common units.

Following completion of the Merger, our unitholders will own CONSOL Energy common stock. There are important differences between the rights of our unitholders and the rights of the holders of CONSOL Energy common stock. Ownership interests in a limited partnership are different than ownership interests in a corporation. Following the Merger, the rights as a stockholder of CONSOL Energy, a Delaware corporation, will be governed by the organizational documents of CONSOL Energy and the Delaware General Corporation Law, rather than the terms of the Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act applicable to the holders of our common units.

Directors and executive officers of our general partner have certain interests that are different from those of our unitholders generally.

The directors and executive officers of our general partner are parties to agreements or participants in other arrangements that give them interests in the Merger that may be different from, or in addition to, the interests of our unitholders. In addition, certain of the directors and executive officers of our general partner are also directors or executive officers of CONSOL Energy. These and other different interests will be described in the joint proxy statement/prospectus that we and CONSOL Energy intend to file with the SEC when it becomes available.

Our Partnership Agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our Partnership Agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. In light of potential conflicts of interest between CONSOL Energy and our general partner, on the one hand, and us and the Partnership common unitholders, on the other hand, the board of directors of our general partner submitted the Merger and related matters to the board’s conflicts committee (the “Conflicts Committee”) for, among other things, review, evaluation, negotiation and possible approval of a majority of its members.  Under our Partnership Agreement:

•

any determination by our general partner must be made in good faith, and our general partner, our Conflicts Committee and the board of directors of our general partner are entitled to a presumption that they acted in good faith; and

•	in any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

The Conflicts Committee reviewed, negotiated and evaluated the Merger Agreement, the Merger and related matters on behalf of our unitholders and us. Among other things, the Conflicts Committee (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, is in the best interests of the common unitholders, (ii) recommended that the board of directors of our general partner resolve to direct that the Merger Agreement be submitted to a vote of the limited partners of the Partnership and (iii) authorized such limited partners to act by written consent pursuant to the terms of the Partnership Agreement.

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

ITEM 5. OTHER INFORMATION

Approval of Change in Control Severance Agreement

The Partnership is a party to an omnibus agreement with our sponsor under which the Partnership reimburses our sponsor on a monthly basis for compensation-related expenses (including salary, bonus, incentive compensation and other amounts) attributable to the portion of an executive’s compensation that is allocable to the general partner. As a result of our 25% undivided interest in the Pennsylvania Mining Complex, we reimburse our sponsor for approximately 25% of the total compensation-related expenses (including salary, bonus, incentive compensation and other amounts) incurred by our sponsor and attributable to our executive officers’ compensation.

On November 4, 2020, our sponsor and Mitesh Thakkar, our sponsor’s Chief Financial Officer, entered into a new Change in Control Severance Agreement (the “New CIC Agreement”). The New CIC Agreement supersedes and replaces in its entirety that certain Change in Control Severance Agreement entered into by and between our sponsor and Mr. Thakkar on January 3, 2020, as previously disclosed in the Partnership’s Form 8-K filed with the United States Securities and Exchange Commission on January 3, 2020 (the “Original CIC Agreement”).

The New CIC Agreement provides that Mr. Thakkar will receive a base salary in accordance with our sponsor’s normal payroll practices, that he will be eligible to receive an annual cash bonus in accordance with any of our sponsor’s applicable bonus plans or programs, that he will be able to participate in any long-term incentive compensation plan maintained by our sponsor and that he will be entitled to participate in all employee benefit and fringe benefit plans made available by our sponsor to its executives and key management. The New CIC Agreement further provides for both (i) non-change in control and (ii) change in control cash severance exclusively upon a termination of employment absent “cause,” subject to the following requirements.  In the case of a change-in-control scenario, the New CIC Agreement is “double trigger” and Mr. Thakkar is only entitled to cash severance if, following, or in connection with, a change-in-control, his employment is terminated by our sponsor absent “cause” or if he resigns due to constructive or good reason termination within ninety days prior to the change-in-control or within two years following the change-in-control. Under the New CIC Agreement, Mr. Thakkar is entitled to receive:

•	his base salary through the date of termination and any annual bonus awarded in accordance with our sponsor’s bonus program but not yet paid in both a change-in-control and non-change-in-control termination absent “cause”;

•

payment of any amounts earned, accrued or owing but not yet paid to Mr. Thakkar as of the date of termination, payable in a lump sum, and any benefits accrued or earned in accordance with the terms of any applicable benefit plans and programs of our sponsor or any of its affiliates in a non-change-in-control termination absent “cause”;

•	a lump sum payment equal to 1x multiple of his base salary in a non-change-in-control or involuntary termination of employment absent “cause”;

•	a prorated payment of the executive’s annual incentive compensation for the year in which the termination occurs in both a change in control and non-change in control termination absent “cause”;

•

accelerated vesting of any outstanding long-term incentive compensation upon the second trigger related to a change in control termination event; provided that any outstanding performance-based awards will be settled at the greater of target or actual performance (if ascertainable at the change in control) and prorated for service to the date of the change in control;

•	continued healthcare for 18-months for both a change-in-control and a non-change-in-control termination absent “cause;” and

•	outplacement assistance in the form of a cash payment equal to $25,000 in a change in control termination only.

The terms of the New CIC Agreement are materially consistent with the terms of the Original CIC Agreement except that the New CIC Agreement also provides for the following payments in a change-in-control termination absent “cause”:

•	A lump sum cash payment equal to a 2x multiple of his base salary plus a 2x multiple of his annual incentive pay in an involuntary termination of employment or constructive (or good reason) termination (the multiple for each of the base salary payment and the annual incentive pay payment under the Original CIC Agreement was 1.5x);

•	a cash lump sum payment equal to the total amount he would have received under our sponsor’s 401(k) plan assuming he continued employment for a period of 18-months; and

•

payment of any amounts earned, accrued or owing but not yet paid to Mr. Thakkar as of the date of termination, payable in a lump sum, and any benefits accrued or earned in accordance with the terms of any applicable benefit plans and programs of our sponsor or any of its affiliates.

The New CIC Agreement also provides that in the event Mr. Thakkar’s employment is terminated for Cause, he shall only be entitled to receive: (i) his base salary through the date of termination, (ii) payment for all accrued but unused vacation through the date of termination and (iii) reimbursement for certain reimbursable expenses.

The New CIC Agreement also contains confidentiality, non-competition and non-solicitation obligations for Mr. Thakkar pursuant to which he has agreed not to compete with our sponsor or any of its affiliates for two years, or to solicit customers or employees for one year following a termination of employment.

No payments or benefits are provided under the New CIC Agreement unless Mr. Thakkar executes, and does not revoke, a written release of any and all claims (other than entitlements under the terms of the New CIC Agreement or which may not be released under applicable law.)

Approval of Changes in Timing of Payout under CONSOL Energy Inc. 2020 Short-Term Incentive Compensation (“STIC”)

On November 3, 2020, the Compensation Committee (the “Committee”) and the Board of Directors (the “Board”) of our sponsor authorized an amendment to the 2020 short-term incentive arrangement (“STIC”) Terms and Conditions, previously approved by the Committee and Board on February 4, 2020.

The 2020 STIC Terms and Conditions previously provided that all earned amounts would be paid in the first quarter of 2021 on or before March 15, 2021 after the Committee evaluates our sponsor’s performance against pre-established performance metrics for the 2020 performance year and then determines the extent to which applicable performance goals have been met.

The amendment to the 2020 STIC Terms and Conditions delegates authority to the Chief Executive Officer of our sponsor (“CONSOL Energy CEO”) to provide for a different payment schedule for individuals participating in the STIC (other than himself).  Under the terms of the amendment, the CONSOL Energy CEO may (but is not obligated) to advance payment of a portion of the annual 2020 STIC payout due each named executive officer (other than the CONSOL Energy CEO), in an amount not to exceed fifty percent (50%) of our sponsor’s target performance for the 2020 year.  Any advance payment may be made at any time on or before December 31, 2020.  Any remaining portion of amounts earned under the 2020 STIC will be paid on or before March 15, 2021, the regularly scheduled payment date.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC.	Filed as Exhibit 2.1 to Form 8-K (#001-37456) filed on October 23, 2020

10.1	Support Agreement, dated as of October 22, 2020, by and among CONSOL energy Inc. and CONSOL Coal Resources LP.	Filed as Exhibit 10.1 to Form 8-K (#001-37456) filed on October 23, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2020, furnished in Inline XBRL).	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2020

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